Form 10-K405
period 2001-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2002-03-28
CIK 1143834

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20429

                               -----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                               -----------------

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                       Nevada                  91-1971389
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

                111 Pine Street, 2nd              94111
                       Floor,                  (Zip Code)
                  San Francisco, CA
                (Address of Principal
                 Executive Offices)

      Registrant's Telephone Number, Including Area Code: (415) 392-1400

                               -----------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
            8.875% Noncumulative Perpetual Series B Preferred Stock

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   The aggregate value of the common equity held by non affiliates of the Registrant, based on the most recent book value of such common equity on March 15, 2002 was $12,000.

   The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of March 15, 2002 was 18,704,303.

================================================================================

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS



                                                      PART I

     Item 1.   Business.............................................................................   3
     Item 2.   Properties...........................................................................  12
     Item 3.   Legal Proceedings....................................................................  12
     Item 4.   Submission of Matters to a Vote of Security Holders..................................  12

                                                      PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................  12
     Item 6.   Selected Financial Data..............................................................  14
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  15
     Item 8.   Financial Statements and Supplementary Data..........................................  18
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  18

                                                     PART III

    Item 10.   Directors and Executive Officers of the Registrant...................................  19
    Item 11.   Executive Compensation...............................................................  20
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................  21
    Item 13.   Certain Relationships and Related Transactions.......................................  22

                                                      PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  22

  Signatures                                                                                          24

 Index to Financial Statements...................................................................... F-2

                                    PART I

               Information Regarding Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

  .   our business strategy;

  . our estimates regarding our capital requirements and our need for additional financing; and

  . our plans, objectives, expectations and intentions contained in this report that are not historical facts.

   In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential," "continue," and similar expressions intended to identify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. There may be events in the future, however, that we are not able to accurately predict or control, and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risk factors are discussed elsewhere in this report.

Item 1.  BUSINESS

General

   We are a Nevada corporation formed in April 1999. We are a majority owned subsidiary of First Republic Bank, which owns 99.9% of our outstanding common stock. Our principal business objective is to acquire and hold mortgage assets that will generate income for distribution to our shareholders. We expect this will continue to be our principal objective for the foreseeable future. We acquired all of the mortgage assets we currently hold in our loan portfolio from the Bank and we anticipate that substantially all of our future purchases of mortgages will be from the Bank. We have been operating and intend to continue to operate so as to qualify as a real estate investment trust, or a REIT, for federal and state income tax purposes. As a REIT, we generally will not be required to pay federal income tax if we distribute substantially all of our earnings to our shareholders and continue to meet a number of other requirements. As of December 31, 2001, we held loans acquired from the Bank with gross outstanding principal balances of $117 million. Our loan portfolio at December 31, 2001 consisted entirely of mortgage loans secured by single family properties.

Liquidity and Capital Resources

   Our principal liquidity needs are to fund the acquisition of additional mortgage loans when borrowers repay mortgage loans held by us and to pay dividends. We expect we will continue to fund the acquisition of additional mortgage loans with the proceeds of principal repayments on our current portfolio of mortgage loans. Proceeds from interest payments will be reinvested in short-term fixed income securities until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. We believe that cash generated from the payment of interest and principal on the mortgage assets will provide us with sufficient funds to meet our operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future.

General Description of Mortgage Assets

   Current Mortgage Assets. Our mortgage assets as of December 31, 2001 were mortgage loans originated by the Bank and secured by single family (one- to four-unit) homes. At December 31, 2001, the aggregate outstanding principal balance of those loans was $117 million.

   Mortgage-Backed Securities. We may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. A portion of any such mortgage-backed securities may have been originated by the Bank by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single family residential properties located throughout the United States.

   We intend to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae and Ginnie Mae. We do not intend to acquire any interest-only, principal-only or similar mortgage-backed securities.

   Residential Mortgage Loans. The Bank originates and may from time to time acquire both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the FHLMC or Fannie Mae. Substantially all of the residential mortgage loans that we purchase from the Bank are nonconforming because they have original principal balances that exceed the limits for FHLMC or Fannie Mae programs. We believe that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

   Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single family (one- to four-unit) residential properties, including shares allocated to a dwelling unit in a residential cooperative housing corporation. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. We currently expect that most of the residential mortgage loans we acquire will be adjustable rate or intermediate fixed rate mortgage loans; however, we may also purchase longer term fixed rate residential mortgage loans.

   Commercial Mortgage Loans. Although to date we do not own any commercial mortgage loans, we may from time to time in the future acquire commercial mortgage loans secured by multifamily buildings, industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Our current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 15% of our mortgage assets immediately following the acquisition. For a variety of reasons, commercial mortgage loans can be significantly more risky than residential mortgage loans.

   Other Real Estate Assets. We may invest up to 5% of the total value of our portfolio in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans, these assets could include shares or interests in other REITs and partnership interests.

Management Policies and Programs

   As discussed elsewhere in this report, the Bank administers our mortgage assets. In doing so, the Bank has a high degree of autonomy. Our Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of our Board of Directors without a vote of our shareholders.

   Asset Acquisition Policies. We anticipate that we will from time to time continue to purchase additional mortgage assets. Although not required to do so, we expect to acquire all or substantially all of these mortgage assets from the Bank. We acquire loans from the Bank at prices equal to the book values at which the loans are carried in the Bank's financial statements. We believe that the prices we have paid generally approximate their fair value. In the future, we would expect these prices to approximate the fair value for recently originated loans, however, the prices that we will pay will not be determined through arm's-length transactions with third parties. Neither we nor the Bank currently have specific policies with respect to the purchase by us from the Bank of particular loans or pools of loans, other than our requirement that these assets must be eligible to be held by a REIT. We do not intend to acquire non-performing loans. We also periodically may acquire mortgage assets from unrelated third parties. To date, we have not entered into any arrangements or adopted any procedures by which we would purchase mortgage assets from unrelated third parties, and we have not entered into any agreements with third parties for the purchase of mortgage assets. The Bank has, however, purchased mortgage assets from unrelated third parties and these assets are eligible to be purchased by us. We anticipate that we would purchase mortgage assets from unrelated third parties only if neither the Bank nor any of its affiliates had amounts or types of mortgage assets sufficient to meet our requirements. We currently anticipate that the mortgage assets that we purchase will primarily include single family mortgage loans, although we may purchase commercial real estate mortgages, multifamily housing mortgages and other types of mortgage assets. In addition, we may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

   In order to preserve our status as a REIT under the Internal Revenue Code, substantially all of our assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(6)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although we do not currently intend to invest in shares or interests in other REITs.

   Capital and Leverage Policies. If our Board of Directors decides that we require additional funding, we may seek to raise funds through equity offerings or debt financings. We also may seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring the distribution by a REIT of not less than 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income.

   We have no debt outstanding, and we do not currently intend to incur any indebtedness. Our organizational documents, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we may incur. Notwithstanding the foregoing, the terms of our preferred shares provide that we may not, without the approval of a majority of our independent directors, incur debt for borrowed money in excess of 25% of our total stockholders' equity. Any debt incurred may include intercompany advances made by the Bank to us.

   We also may issue preferred shares. We are prohibited, however, from issuing preferred shares ranking senior to the Series A preferred shares, the Series B preferred shares or the Series C preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised us that at the date of this report, it owns approximately 13,500 of our Series A shares and that it may seek to acquire more of those shares. Because our articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting our preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of our preferred shares. We also are prohibited from issuing preferred shares ranking either senior or equal to the Series A preferred shares or the Series C preferred shares (or, subsequent to January 24, 2002, the Series B preferred shares) without the approval of a majority of our independent directors. We do not currently intend to issue any additional series of preferred shares.

   Credit Risk Management Policies. We intend that each mortgage loan acquired by us from the Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account. We also intend that all mortgage assets held by us will be serviced pursuant to our servicing agreement with the Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by us and, in the case of the residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures.

   Conflict of Interest Policies. Because of the nature of our relationship with the Bank, conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of mortgage assets from the Bank and the modification of the advisory agreement or the servicing agreement. Despite this potential, it is our policy, and the policy of the Bank, to keep the terms of any financial dealings with the Bank consistent with those available from unrelated third parties in the mortgage lending industry. In addition, neither the advisory agreement nor the master loan purchase and servicing agreement, each discussed elsewhere in this report, may be modified or terminated without the approval of a majority of the independent directors.

   Conflicts of interest between us and the Bank also will arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower. Additional conflicts will arise in connection with actions taken by the Bank as our controlling shareholder. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, including without limitation the master loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The master loan purchase and servicing agreement provides that the Bank must perform foreclosures and dispositions of the mortgage loans with a view toward maximizing the recovery by us, and that the servicer must service the mortgage loans with a view towards our interests. There can be no assurance, however, that any such agreement or transaction in fact will be on terms as favorable to us as would have been obtained from unaffiliated third parties.

   There are no provisions in our articles of incorporation limiting any officer, director, security holder or affiliate of ours from having any direct or indirect interest in any mortgage assets to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring, holding or managing such mortgage assets. As described elsewhere in this report, we expect that the Bank will have direct interests in transactions with us, including without limitation, the transfer of mortgage assets to us. We do not currently anticipate, however, that any of our officers or directors will have any interests in such mortgage assets.

   Insurance Policies. The Bank follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. We believe that the properties underlying the mortgage loans we hold are adequately insured for these types of losses.

   Other Policies. We do not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to our mortgage loans. We do not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although we are permitted under REIT guidelines to invest up to 5% of our portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans and other investments, (iv) offer securities in exchange for property, or (v) make loans to third parties, including without limitation, officers, directors or other affiliates of ours. We may, under certain circumstances, purchase our preferred shares or common shares in the open market or otherwise. We have no present intention of repurchasing any shares of our capital stock, however, and any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT, and only upon approval by our Board of Directors.

   We currently intend to make investments and operate our business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause the Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in our best interests and in the best interest of our shareholders to revoke our REIT status.

   We do not currently intend to borrow money or issue securities senior to our preferred shares, or to otherwise incur any indebtedness in connection with our operations. We reserve the right, however, to do so at anytime, although indebtedness in excess of 25% of our total stockholders' equity may not be incurred without the approval of a majority of our independent directors.

   The investment and operating policies described above may be revised from time to time at the discretion of our Board of Directors without a vote of our shareholders.

Description of Loan Portfolio

   General. All of the mortgage loans held by us are secured by single family residential properties. All of the mortgage loans held by us were originated by the Bank in the ordinary course of its real estate lending activities. At December 31, 2001, the aggregate outstanding principal balance of our existing mortgage loan portfolio was approximately $117 million.

   In the remainder of this section we have provided information regarding our mortgage portfolio as it existed at December 31, 2001.

   The loans in our mortgage loan portfolio have a weighted average remaining term of approximately 24 years and generally bear interest at rates ranging from 4.50% to 8.00% per annum, with a weighted average note rate of 6.42% per annum. Those loans were originated between April 1989 and November 2000, and primarily have original terms to stated maturity of 30 years. The weighted average number of months since origination of the loans (calculated as of December 31, 2001) was 59. The weighted average "loan-to-value ratio" of these loans was approximately 60% at December 31, 2001. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property.

   The provisions governing our mortgage loans include "due-on-sale" clauses, which prevent the unauthorized transfer of property serving as collateral for the residential mortgage loan and accelerate the obligation to repay the entire outstanding principal balance of the loan or any such transfer.

   Residential Mortgage Loans. Each of the following types of residential mortgage loan products, which are more fully described below, is held in our mortgage loan portfolio: Monthly Eleventh District COFI ARM, Six-Month Eleventh District COFI ARM, One-Year Treasury ARM, 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, 15-Year Fixed and 30-Year Fixed.

   A majority of the loans in our mortgage loan portfolio are adjustable rate mortgages or loans that become adjustable after an initial period, and, 70% (by principal balance) of these loans bear interest at rates that adjust within one year. An additional 20% of these mortgage loans bear interest at rates that will adjust after an initial period during which the interest rate is fixed. The interest rate in an "adjustable rate mortgage", or "ARM", is typically tied to an index (either COFI--the "cost of funds index"--or the One Year Treasury Index or "CMT"), and is adjustable periodically. ARMs are typically subject to lifetime interest rate caps and periodic interest rate caps.

   "Gross Margin," with respect to a residential mortgage loan that is an ARM, means the applicable fixed percentage that is added to the applicable index to calculate the current interest rate paid by the borrower of such residential mortgage loan (without taking into account any interest rate caps or minimum interest rates). Gross Margin is not applicable to longer term fixed rate residential mortgage loans.

   The interest rate of each type of ARM product included in the mortgage loans (such as the COFI ARMS and the One-Year Treasury, or CMT, ARMs) periodically adjusts subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM.

   Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Except for the Monthly Eleventh District COFI ARMs, effective with each rate adjustment date the monthly principal and interest payment on an adjustable rate mortgage loan will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such residential mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. As of December 31, 2001, approximately 72% of the principal balance of the loans in our mortgage loan portfolio allow the mortgagor to repay at any time some or all of the outstanding principal balance of the mortgage loan without a fee or penalty.

   Of the $117 million of residential mortgage loans held in our mortgage loan portfolio, 20% are automatically convertible mortgage loans (such as the 5/1 Year ARM, the 7/1 Year ARM and 10/1 Year ARM). The interest rate for these automatically convertible mortgage loans is fixed at an initial rate for a certain amount of years (five to ten years in the case of the loans referenced above), after which time the loan automatically converts to a One-Year ARM and the interest rate adjusts annually thereafter as if the residential mortgaged loan were a One-Year ARM with a lifetime interest rate cap. There is no ability to continue at a fixed rate after the first rate adjustment date.

   Underwriting Standards. The Bank has represented to us that all of the mortgage loans in our portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by the Bank during the period in which the mortgage loans were originated or purchased by the Bank, as applicable.

   In the mortgage loan approval process, the Bank assesses both the borrower's ability to repay the mortgage loan and, in the appropriate cases, the adequacy of the proposed security. Credit policies and procedures are established by the board of directors of the Bank, which delegates credit approval to certain executives and senior credit officers in accordance therewith.

   The approval process for all types of mortgage loans includes on-site appraisals of the properties securing such loans and a review of the applicant's financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. The Bank generally lends up to 80% of the appraised value of single family residential dwellings to be owner-occupied. The maximum loan-to-value ratio generally applied by the Bank to multifamily or commercial mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price.

   The Bank requires title insurance policies protecting the priority of the Bank's liens for all mortgage loans and also requires fire and casualty insurance for mortgage loans. Generally, for any residential mortgage loan in an amount exceeding 80% of the appraised value of the security property, the Bank currently requires mortgage insurance from an independent mortgage insurance company.

   Substantially all fixed-rate mortgage loans originated by the Bank contain a "due-on-sale" clause providing that the Bank may declare a mortgage loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank's ARMs generally are assumable by a borrower determined to be qualified by the Bank.

   Geographic Distribution; Loan Size. Approximately 78% of the outstanding principal balance of our $117 million loan portfolio is secured by residential properties located in California. Consequently, our loan portfolio will be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of residential property owners in that state to make payments of principal and interest on our mortgage loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

   Loan-to-Value Ratios; Insurance. The residential mortgage loans having loan-to-value ratios of greater than 80% are insured under primary mortgage guaranty insurance policies. At the time of origination of the residential mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each residential mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such residential mortgage loan or the principal balance of such residential mortgage loan, whichever is less. If the residential real estate property underlying a residential mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. We will not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to residential mortgage loans, nor will any residential mortgage loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

Our Relationship with the Bank

   Master Loan Purchase and Servicing Agreement. We acquire single family mortgage loans from the Bank from time to time at prices that represent the Bank's carrying basis for these assets pursuant to a master loan purchase and servicing agreement. Our mortgage loans are also serviced by the Bank pursuant to the terms of the master loan purchase and servicing agreement. The Bank, as servicer, retains a service fee equal to 0.25% per year calculated monthly based on the gross outstanding principal balances of loans in our loan portfolio.

   The master loan purchase and servicing agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by us and, in the case of residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The master loan purchase and servicing agreement requires the Bank to service the mortgage loans with a view toward our interests. The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the mortgage loans it services. The Bank also provides accounting and reporting services required by us for the mortgage loans. The master loan purchase and servicing agreement requires the Bank to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by us. The Bank may from time to time transfer, assign and sell all of its servicing obligations under the master loan purchase and servicing agreement, subject to our reasonable consent.

   The Bank is required to pay all expenses related to the performance of its duties under the master loan purchase and servicing agreement. The Bank is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If advances are made, the Bank generally is reimbursed prior to our receipt of the proceeds of the mortgage loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to us for any loss suffered as a result of the Bank's failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank that cause the policies to be canceled by the insurer. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for our benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the servicing agreement. The Bank does not, however, have the authority to enter into contracts in our name.

   We may terminate the master loan purchase and servicing agreement upon the occurrence of one or more events specified in the master loan purchase and servicing agreement. These events relate generally to the Bank's proper and timely performance of its duties and obligations under the master loan purchase and servicing agreement.

   As is customary in the mortgage loan servicing industry, the Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with the mortgage loans serviced by it. The Bank receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to us and from interest earned on tax and insurance impound funds with respect to mortgage loans serviced by it.

   When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, the Bank generally enforces any "due-on-sale" clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that the Bank is prohibited from exercising the "due-on-sale" clause under certain circumstances related to the security underlying the mortgage loan and the buyer's ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which the Bank retains as additional servicing compensation.

   On June 20, 2001, in connection with the private issuance and sale of our 5.7% Noncumulative Series C Exchangeable Preferred Stock and pursuant to the master loan purchase and servicing agreement, we purchased approximately $14 million aggregate value of mortgage loans from the Bank. On January 24, 2002, in connection with the public issuance and sale of our 8.875% Noncumulative Perpetual Series B Preferred Stock and pursuant to the master loan purchase and servicing agreement, we purchased approximately $80 million aggregate value of mortgage loans from the Bank. These loans described in this paragraph, as well as all our other loans, are currently serviced by the Bank.

   Advisory Agreement.   We also have an advisory agreement with the Bank
pursuant to which the Bank administers our day-to-day operations. As advisor, the Bank is responsible for, among other things, monitoring the credit quality of our mortgage assets, advising us with respect to the reinvestment of income from, and principal payments on, our mortgage assets and with respect to the acquisition, management, financing and disposition of our mortgage assets and monitoring our compliance with the requirements necessary to qualify as a REIT for federal income tax purposes. The Bank may from time to time subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of mortgage finance and the administration of mortgage assets. The Bank may, with the approval of a majority of our Board of Directors as well as a majority of our independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. The Bank may not, in connection with the subcontracting of any of its obligations under the advisory agreement, be discharged or relieved in any respect from its obligations under the advisory agreement.

   The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2001, the Bank owned approximately $1.7 billion of single family mortgage loans. In its single family mortgage loan business, the Bank originates loans and then sells the loans to investors in the secondary market, while generally retaining the rights to service the loans. Historically, the Bank has also purchased servicing rights on single family mortgage loans. At December 31, 2001, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $2.5 billion.

   The advisory agreement had an initial term of one year, and has been and will be renewed for additional one-year periods unless we terminate the agreement, which we may do at any time upon 90 days' prior written notice to the Bank. The Bank cannot refuse our request to renew the agreement. As long as any preferred shares remain outstanding, any decision by us either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of our Board of Directors, as well as by a majority of our independent directors. The Bank is entitled to receive an annual advisory fee equal to $50,000 payable in equal quarterly installments with respect to the advisory and management services. That fee may be increased with the approval of a majority of our Board of Directors, including a majority of our independent directors.

   As a result of our relationship with the Bank, certain conflicts of interest arise with respect to transactions, including future acquisitions of mortgage assets from the Bank, servicing mortgage loans, future dispositions of mortgage assets to the Bank, and the renewal, termination or modification of the advisory agreement or the master loan purchase and servicing agreement.

Employees

   We currently have no employees. We do, however, have five officers who are described in Item 10 of this report. We do not anticipate that we will require any employees because we have retained the Bank to perform certain functions pursuant to the master loan purchase and servicing agreement and advisory agreement. Each of our officers currently is also an employee and/or director of the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Currently, none of our officers, directors or employees has any direct or indirect pecuniary interest in any mortgage asset we own and we do not expect any of our officers, directors or employees to have any direct or indirect pecuniary interest in any mortgage asset we acquire or dispose of in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets.

Competition

   We do not engage in the business of originating mortgage loans. While we do intend to acquire additional mortgage assets, we anticipate that these additional mortgage assets will be acquired from the Bank. Accordingly, we do not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring our mortgage assets. The Bank, from which we expect to purchase most or all of our mortgage assets in the future, will face competition from these organizations.

Qualification as a REIT

   We elected to be taxed as a REIT commencing with our taxable year ended December 31, 1999 and intend to comply with the provisions of the Internal Revenue Code with respect thereto. We are not subject to federal income tax if we distribute 90% of our adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2001, 2000, and 1999, we met all Internal Revenue Code requirements for a REIT, including the distribution of cash dividends on our common stock.

Item 2.   PROPERTIES

   We neither own nor lease any property.

Item 3.   LEGAL PROCEEDINGS

   We are not currently involved in nor, to our knowledge, currently threatened with any material litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

General

   In June 1999, we issued our 10 1/2% Noncumulative Series A Preferred Stock. In connection with that offering, we created and reserved for issuance Series B preferred shares having substantially the same terms as the Series A preferred shares. Upon the occurrence of certain events within a two-year period following the issuance of our Series A preferred shares, we were obligated to exchange the Series A preferred shares for the Series B preferred shares pursuant to a registered exchange offer. In June 2001, we issued and sold in a private placement transaction our Series C preferred shares. In January 2002, because the two-year period for the exchange of the Series A preferred shares for the Series B preferred shares had expired, and because no event occurred that would otherwise have triggered our obligation to register an exchange offer, we cancelled and withdrew the certificate of designations for the Series B preferred shares that were created in June 1999 and created a new series of preferred shares, the 8.875% Noncumulative Perpetual Series B Preferred Shares, that we issued and sold in a public offering in January 2002.

Common Stock

   There is no established trading market for our common stock and none of our common stock is listed on any exchange or automated quotation system. In addition to the Bank, there are approximately 125 holders of our common stock. We currently expect to pay to holders of our common stock an aggregate amount of dividends equal to not less than 90% of our REIT taxable income (excluding capital gains) in order to remain qualified as a REIT. We declared dividends on our common stock of $2,053,000 for 2001 and $1,976,000 for 2000, which represents 100% of our REIT taxable income. Dividends on our common stock generally cannot be paid, however, for periods in which less than full dividends are paid on our preferred shares.

Series B Preferred Shares

   In January 2002, subsequent to the date of the financial information included in this report, we issued 1,680,000 shares of our 8.875% Noncumulative Perpetual Series B Preferred Stock in an initial public offering pursuant to a registration statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission in October 2001. The underwriters for the offering were Wells Fargo Van Kasper, LLC; Ryan, Beck & Co.; Keefe, Bruyette & Woods, Inc.; and Sandler, O'Neill & Partners, L.P. We used the $42,000,000 gross proceeds of the offering and shares of our common stock with a value equal to such proceeds, to purchase residential mortgage loans from the Bank.

   Our Series B preferred shares trade on the NASDAQ National Market under the symbol "FRCCP." The approximate number of material holders of our Series B preferred shares is set forth in Item 12 of this report. Holders of Series B preferred shares are entitled to receive, if, when and as authorized and declared by our Board of Directors, out of assets of the Company legally available therefor, cash dividends at an annual rate of

8.875% of the $25.00 liquidation preference per share and no more. On March 14, 2002, we declared dividends on our Series B preferred shares of $694,000 which are payable on March 30, 2002.

   The Series B preferred shares are not redeemable prior to December 30, 2006, except upon the occurrence of certain tax events, including, among other things, the Bank's becoming undercapitalized, being placed into bankruptcy, or being ordered by the Federal Deposit Insurance Corporation or the Commissioner of Financial Institutions of the State of Nevada's Department of Business and Industry to perform an exchange of shares. Upon the occurrence of these events, the Series B preferred shares will be exchanged automatically for newly issued shares of preferred stock of the Bank.

   The proceeds of this offering, the issuance of 7,460,831 common shares to the Bank to acquire mortgage loans in connection with this offering and the acquisition from the Bank of those mortgage loans do not appear in the financial and statistical information contained in this report because that information is presented as of December 31, 2001, prior to the sale of the Series B preferred shares.

Series C Preferred Shares

   In June 2001, we sold 7,000 shares of our 5.7% Noncumulative Series C Exchangeable Preferred Stock in a private placement to a single holder. The Series C preferred shares do not have an established public trading market and are not listed on any exchange or automated quotation system. The holder of our Series C preferred shares is entitled to receive, if, when and as authorized and declared by our Board of Directors, out of our assets legally available therefor, cash dividends at an annual rate of 5.7% of the $1,000 stated value per share, and no more. We declared dividends on our Series C preferred shares of $212,000 in 2001.

   We used the $7 million gross proceeds of the offering, together with 1,243,000 shares of our common stock and $7 million in cash, to purchase from the Bank approximately $14 million in mortgage assets. The sale of the Series C preferred shares was effected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act of 1933, as amended.

   The holder of our Series C preferred shares has the right at any time or from time to time, at the holder's option, to exchange all or any of the Series C preferred shares held of record by the holder into fully paid and nonassessable shares of common stock, par value $.01 per share, of the Bank, at a rate of 32.7172 shares of Bank common stock for each Series C preferred share surrendered for exchange, subject to adjustment. In addition, the Series C preferred shares will be exchanged automatically for newly issued shares of preferred stock of the Bank upon the occurrence of any of the tax events described above, including by order of the FDIC or the Nevada Commissioner.

Item 6.  SELECTED FINANCIAL DATA

   The following table sets forth certain financial data for the year ended December 31, 2001 and 2000 and the period from inception (April 19, 1999) to December 31, 1999. The selected data presented below under the captions "Selected Balance Sheet Data" and "Selected Financial Information" for and as of the periods ended December 31, 2001, 2000 and 1999, are derived from our financial statements, which have been audited by KPMG LLP, independent accountants. This selected financial data is qualified in its entirety by, and should be read in connection with, our financial statements, including the notes thereto, included in Item 8 of this report and management's discussion and analysis of our financial condition and results of our operations in Item 7 of this report.

                                                                                    As of December 31,
                                                                                --------------------------
                                                                                  2001     2000     1999
                                                                                -------- -------- --------
                                                                                  (Dollars in thousands)
Selected Balance Sheet Data:
   Cash and short-term investments............................................. $  9,880 $  3,400 $  4,045
   Single family mortgage loans................................................  116,751  109,195  108,119
   Other assets................................................................      729      699      640
   Receivables from First Republic Bank........................................       21       --       --
                                                                                -------- -------- --------
       Total assets............................................................ $127,381 $113,294 $112,804
                                                                                ======== ======== ========
Liabilities:
   Dividends payable on common stock........................................... $  2,053 $  1,976 $  1,488
   Other payables..............................................................       34       24       22
                                                                                -------- -------- --------
       Total Liabilities.......................................................    2,087    2,000    1,510
Stockholders' equity:
   Series A preferred stock....................................................   55,000   55,000   55,000
   Series C preferred stock....................................................    7,000       --       --
   Common stock................................................................      112      100      100
   Additional paid-in capital..................................................   63,182   56,194   56,194
                                                                                -------- -------- --------
       Total stockholders' equity..............................................  125,294  111,294  111,294
                                                                                -------- -------- --------
       Total liabilities and stockholders' equity.............................. $127,381 $113,294 $112,804
                                                                                ======== ======== ========
Selected Assets Quality Information:
   Nonperforming loans......................................................... $     -- $     -- $     --
   Other real estate owned.....................................................       --       --       --
   Loans 90+ days past due and in accrual status...............................       --       --       --
   Nonperforming assets, as a percent of total assets..........................       --       --       --
   Loans 90+ days past due and in accrual status, as a percent of total assets.       --       --       --

                                                       Year ended December 31,        Period from
                                                       ----------------------- Inception (April 19, 1999)
                                                          2001        2000     Through December 31, 1999
                                                         ------      ------    --------------------------
                                                                     (Dollars in thousands)
Selected Financial Information:
   Interest on loans.................................. $7,941      $7,583                $4,735
   Interest on short-term investments.................    240         293                   199
                                                         ------      ------              ------
       Total interest income..........................  8,181       7,876                 4,934
Operating expenses....................................    141         125                    77
                                                         ------      ------              ------
Net income............................................  8,040       7,751                 4,857
Preferred stock dividends.............................  5,987       5,775                 3,369
                                                         ------      ------              ------
Net income available to common stockholders........... $2,053      $1,976                $1,488
                                                         ======      ======              ======
Ratio of earnings to fixed charges and preferred stock
  dividends...........................................  1.34x       1.34x                 1.44x
                                                         ======      ======              ======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Year Ended December 31, 2001 and 2000 and Period from Inception (April 19,
  1999) through
  December 31, 1999

   Net income was $8,040,000 for the year ended 2001, $7,751,000 for the year ended 2000 and $4,857,000 from inception on April 19, 1999 to December 31, 1999. The primary reason for the increase in net income in 2001 compared to 2000 was because of higher average earning assets. We had our first full year of operations during 2000, versus being in existence for slightly more than 8 months during 1999.

   The following table sets forth the yields on our earning assets for the periods indicated:

                       Year Ended December 31, Year Ended December 31, Period from April 19, 1999
                                2001                    2000           Through December 31, 1999
                       ----------------------  ----------------------  -------------------------
                       Average  Interest       Average  Interest        Average    Interest
                       Balance   Income  Yield Balance   Income  Yield  Balance     Income  Yield
                       -------- -------- ----- -------- -------- ----- --------    -------- -----
                                                 (Dollars in thousands)
Loans                  $113,929  $7,941  6.97% $107,995  $7,583  7.05% $108,517     $4,735  6.53%
Short-term investments    6,570     240  3.65     4,868     293  5.92     5,943        199  4.92
                       --------  ------  ----  --------  ------  ----  --------     ------  ----
Total Earning Assets   $120,499  $8,181  6.79% $112,863  $7,876  7.00% $114,460     $4,934  6.45%
                       ========  ======  ====  ========  ======  ====  ========     ======  ====

   The weighted average yield on interest-earning assets was 6.79% for 2001, 7.00% for 2000 and 6.45% for 1999. Loan portfolio yields were 6.97%, 7.05% and 6.53%, respectively. The interest rate on our adjustable rate loan vary with market rates and increased during 2000, before declining in 2001.

   The average balance of short-term investments was $6.6 million, $4.9 million and $5.9 million for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999, respectively. The average yield on the interest-bearing money market account in 2001 was 3.65%, 5.92% in 2000 and 4.92% during 1999. The yields on both loans and money market account peaked in 2000 because the general level of interest rates peaked at the end of 2000.

   Interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets.

   The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. Where significant, the changes in interest due to both volume and rate have been allocated to the changes due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Tax-exempt income from short-term investments is presented on a tax-equivalent basis.

                                            2001 vs. 2000      2000 vs. 1999
                                         ------------------  ------------------
                                         Volume Rate   Total Volume Rate Total
                                         ------ -----  ----- ------ ---- ------
                                                 (Dollars in thousands)
 Increase (Decrease) in Interest Income:
 Loans..................................  $440  $ (82) $358  $2,437 $411 $2,848
 Short-term investments.................    88   (141)  (53)     49   45     94
                                          ----  -----  ----  ------ ---- ------
    Total increase (decrease)...........  $528  $(223) $305  $2,486 $456 $2,942
                                          ====  =====  ====  ====== ==== ======

   We incur advisory fee expenses payable to the Bank. The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of our loan portfolio, which reduces the interest income that we receive. For 2001, 2000 and 1999, the Bank earned service fees on our loans of $281,000, $275,000 and $194,000, respectively. We have entered into an advisory agreement with the Bank for services the Bank renders on our behalf for which was paid $50,000 per annum. For the periods ended December 31, 2001, 2000 and 1999, we paid advisory fees of $50,000, $50,000 and $33,000, respectively.

   Other operating expenses are primarily credit agency fees and audit fees. Collectively, these fees and other lesser operating expenses were $91,000, $75,000 and $44,000 for the year ended December 31, 2001 and 2000 and the period ended December 31, 1999, respectively. During the year ended December 31, 2001 and 2000 and the period ended December 31, 1999, credit agency fees were $45,000, $47,000 and $27,000, respectively. Auditing fees for the year ended December 31, 2001 and 2000 and the period ended December 31, 1999 were $30,000, $21,000 and $10,000, respectively.

Financial Condition

  Interest-bearing Deposits with the Bank

   At December 31, 2001, 2000 and 1999, our interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on our mortgage loan portfolio.

  Loan Portfolio

   Our loan portfolio at December 31, 2001, 2000 and 1999 consisted entirely of single family mortgage loans purchased from the Bank. We anticipate that in the future we will continue to purchase all of our loans from the Bank. As discussed elsewhere in this report, the Bank is also the servicer of the our loan portfolio under a servicing agreement.

   We place an asset on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when we determine the ultimate collection of all contractually due principal or interest is unlikely.

   As of December 31, 2001, 2000 and 1999, we had no nonaccrual loans or loans that were troubled debt restructurings. Also, at December 31, 2001, 2000 and 1999, we had no accruing loans that were contractually past due 90 days or more.

  Significant Concentration of Credit Risk

   Concentration of credit risk generally arises with respect to our loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry. Our balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio.

   At December 31, 2001, 56% of our loans were secured by properties located in the San Francisco Bay Area, 16% in Los Angeles County, 6% in other parts of California, 9% in New York and contiguous states, and 13% in other parts of the United States. At December 31, 2001, the weighted average loan to value ratio on our mortgage portfolio was 60%.

   The following table presents an analysis of our loan portfolio at December 31, 2001 by major geographic location:

                                                             Greater
                    San Francisco Los Angeles Other Calif New York City Las Vegas
                      Bay Area      County       Areas        Area       Nevada    Other    Total
                    ------------- ----------- ----------- ------------- --------- -------  --------
                                                 (Dollars in thousands)
Mortgage Loans.....    $64,700      $19,170     $6,859       $10,753     $1,413   $13,856  $116,751
Percent by location         56%          16%         6%            9%         1%       12%      100%

  Liquidity and Capital Resources

   Our principal liquidity needs are to fund the acquisition of additional mortgage assets as borrowers repay mortgage assets held by us and to pay dividends. We will continue to fund the acquisition of additional mortgage loans with the proceeds of principal repayments on our current portfolio of mortgage loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. We believe that cash generated from the payment of interest and principal on the mortgage assets will provide us with sufficient funds to meet our operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Interest Rate Risk

   We service both our fixed-rate dividend obligation to preferred stockholders and operating expenses by the collection of interest income from our mortgage loans. To facilitate meeting our dividend payments, which are 100% of our fixed charges, we have maintained an average earning asset balance approximately equal to two times the liquidation preference of our outstanding preferred shares. At December 31, 2001, our loan portfolio consisted of 70% adjustable rate loans, 20% intermediate fixed loan and 10% fixed rate loans (all as a percentage of the total principal amount outstanding). In a declining interest rate environment lower levels of interest income may result because prepayment of higher yielding mortgage loans may occur and, as a result, we may be required to reinvest in lower yielding mortgage loans. Adjustable rate loans may also experience a downward adjustment of the indices upon which the interest rates on loans are based. The speed at which interest income may fall on adjustable rate loans is primarily dependent upon the index the loans are tied to and the frequency of the loan rate adjustment. Of the loan portfolio at December 31, 2001, 45% of the principal balance of all of our mortgage loans is tied to the 11th District Cost of Funds Index (COFI) which is a lagging index that tends to respond much more slowly to changes in the general rate environment than a market rate index such as the prime rate.

   The following table reflects the outstanding loan portfolio at December 31, 2001 by its interest index type.

                                           Net        Months to    Percentage
                              Balance  Coupon(1)(2) Next Reset(1) of Portfolio
                              -------- ------------ ------------- ------------
                                           (Dollars in thousands)
  ARM Loans:
     COFI.................... $ 52,975     6.40%           2           45%
     CMT.....................   26,407     6.10            7           22
     Libor...................      589     5.05            2            1
     Prime...................    1,830     5.75            1            2
                              --------     ----          ---          ---
        Total ARMs...........   81,801     6.28            3           70
                              --------     ----          ---          ---
  Intermediate Fixed:
     13 months to 36 months..   10,615     6.53           24            9
     37 months to 60 months..    7,062     6.98           47            6
     Greater than 60 months..    5,277     6.55           81            5
                              --------     ----          ---          ---
  Total Intermediate Fixed...   22,954     6.59           44           20
                              --------     ----          ---          ---
  Total Adjustables..........  104,755     6.35           12           90
  Fixed Rate Loans...........   11,996     7.04          197           10
                              --------     ----          ---          ---
        Total Loans.......... $116,751     6.42%                      100%
                              ========     ====                       ===

--------
(1) Weighted average.
(2) Net of servicing fee retained by the Bank.

   The following table sets forth the interest-rate sensitive assets categorized by repricing dates and weighted average rates at December 31, 2001. Currently, we do not have any interest rate sensitive liabilities. For adjustable-rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. For fixed rate products, the balance is reflected in the maturity. Assets that are subject to immediate repricing are placed in the 0-6 months column.

                                   0-6      7-12      1-3       3-5      Over 5      Non Re-
                                  Months   Months    Years     Years     Years     Pricing Items  Total
                                  -------  -------  --------  --------  --------  -------------- --------
                                                          (Dollars in thousands)
Cash and investments............. $ 9,880  $    --  $     --  $     --  $     --    $      --    $  9,880
Loans............................  68,833   13,013    10,528     7,111    17,266           --     116,751
Other assets.....................      --       --        --        --        --          750         750
                                  -------  -------  --------  --------  --------    ---------    --------
       Total assets.............. $78,713  $13,013  $ 10,528  $  7,111  $ 17,266    $     750    $127,381
                                  =======  =======  ========  ========  ========    =========    ========
Other liabilities................ $    --  $    --  $     --  $     --  $     --    $   2,087    $  2,087
Stockholders' equity.............      --       --        --        --        --      125,294     125,294
                                  -------  -------  --------  --------  --------    ---------    --------
       Total liabilities and
         equity.................. $    --  $    --  $     --  $     --  $     --    $ 127,381    $127,381
                                  =======  =======  ========  ========  ========    =========    ========
Repricing GAP-positive
  (negative)..................... $78,713  $13,013  $ 10,528  $  7,111  $ 17,266    $(126,631)
                                  =======  =======  ========  ========  ========    =========
Cumulative repricing GAP:
   Dollar amount................. $78,713  $91,726  $102,254  $109,365  $126,631
                                  =======  =======  ========  ========  ========
   Percent of total assets.......    61.8%    72.0%     80.3%     85.9%     99.4%
                                  =======  =======  ========  ========  ========

   We do not intend to sell mortgage loans. Further, we continue our policy of not engaging in business activities related to foreign currency transactions or commodity based instruments and have not made any investments in equity securities subject to price fluctuations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See index to Financial Statements on page F-2.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with our accountants on any matter of accounting principles, practices or financial statement disclosure since our inception in April 1999.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

   As the holder of substantially all of our common shares, the Bank has the right to elect our directors, including our independent directors. Our Board of Directors consists of seven members, including three independent directors. We currently have five officers and we estimate that they will spend between 5% and 10% of their time managing our business. We have no employees and do not anticipate requiring employees.

   Our directors and executive officers are listed below. Each director or officer has served in his/her capacity since our inception in April 1999, except for Mr. Willson who was elected in December 2001.

Name                      Age Position and Offices Held
----                      --- -------------------------
James J. Baumberger...... 59  President, Director
Thomas A. Cunningham/(1)/ 66  Director
Edward J. Dobranski...... 51  Vice President, General Counsel, Director
Jerry Lykins/(1)/........ 66  Director
Julie N. Miyachi......... 44  Vice President, Operations and Reporting, Director
Willis H. Newton, Jr..... 52  Vice President, Chief Financial Officer, Treasurer, Director
Diann Ward............... 46  Assistant Vice President, Corporate Secretary
Kent R. Willson/(1)/..... 79  Director

--------
/   (1) Independent Director and Audit Committee Member. /

   The following is a summary of the experience of our executive officers and directors:

   Mr. Baumberger has been employed by the Bank and its predecessors since May 1990. He is currently Executive Vice President and a Director of the Bank. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than thirty years.

   Mr. Cunningham is retired. From 1986 to 1994, he was President of the California Thrift Guarantee Corporation. Previously Mr. Cunningham held senior executive positions in several banking institutions. He was a member of the U.S. Marine Corp. until 1971. From 1988 to 1998, Mr. Cunningham served as a Director of the Bank and one of its predecessor financial institutions.

   Mr. Dobranski joined the Bank in 1992 and has served as Senior Vice President and General Counsel since that time. Mr. Dobranski currently serves as the Secretary of the Bank and has been the Bank's Compliance Officer. From 1980 to 1987, Mr. Dobranski was Vice President and Senior Counsel at Wells Fargo Bank. From 1987 to 1992, he was in private law practice in San Francisco specializing in banking, real estate and corporate law.

   Mr. Lykins is a retired mortgage banker. His career included executive and operational management responsibilities in both California and Nevada for Mason McDufrie. From 1994 until 1998, Mr. Lykins was a Director of the Bank and one of its predecessor financial institutions.

   Ms. Miyachi has been Director of Financial Analysis and Planning in the executive offices of the Bank since 1994. In such capacity, she has assisted executive management of the Bank in complex analysis of business operations. Ms.Miyachi has over nineteen years experience with the accounting, reporting, analysis and planning of mortgage oriented financial institutions.

   Mr. Newton is Senior Vice President and Chief Financial Officer of the Bank and has held such position since August 1988. Previously, Mr. Newton was Vice President and Controller of Homestead Financial and was a Certified Public Accountant with KPMG LLP for nine years.

   Ms. Ward joined the Las Vegas, Nevada office of the Bank in 1995 and is manager of loan servicing. She has responsibility for the investor reporting and remittance functions of the Bank's mortgage loan servicing functions. She has been involved in servicing loans for over twenty years.

   Mr. Willson has been retired since 1985. During his career as an electrical, mechanical and safety engineer, he was chief engineer for the Kaiser Permanente Foundation and a consultant for private organizations and government agencies. From 1989 to 1998, Mr. Willson served as a director of the Bank and one of its predecessor financial institutions.

Independent Directors

   The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by us be approved by a majority of our independent directors. In order to be considered "independent," a director must not be or have been in the last three years one of our officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank. Members of our Board of Directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham, Mr. Lykins and Mr. Willson are currently our independent directors.

   If, at the time of any of our annual shareholder meetings, we have failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of our preferred shares, the number of directors then constituting our Board of Directors will be increased by two, and the holders of our outstanding series of preferred shares voting as a single class at that meeting, will be entitled to elect the two additional directors to serve on our Board of Directors. Any member of our Board of Directors elected by holders of our preferred shares will not be deemed to be an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

   Our Board of Directors has established an audit committee that will review the engagement and independence of our independent accountants. The audit committee will also review the adequacy of our internal accounting controls. The audit committee is comprised of three independent directors: Messrs. Cunningham, Lykins and Willson.

Compensation of Directors

   We pay our independent directors fees for their services as directors. The independent directors receive no annual compensation; however, they are paid a fee of $1,000 for attendance (in person or by telephone) at each meeting of the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

   We do not pay any compensation to our officers or employees or to our directors who are not independent directors. As stated above, however, we pay our independent directors fees for their services as directors. The independent directors receive a fee of $1,000 for attendance (in person or by telephone) at each regular meeting of the Board of Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 15, 2002, the number and percentage of outstanding shares of common shares, Series A preferred shares, Series B preferred shares and Series C preferred shares beneficially owned by
(i) all persons known by us to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 18,704,303 common shares, 55,000 Series A preferred shares, 1,680,000 Series B preferred shares and 7,000 Series C preferred shares outstanding as of March 15, 2002.

                                Common Shares       Series A Preferred Shares Series B Preferred Shares Series C Preferred Shares
                           -----------------------  ------------------------  ------------------------- ------------------------
                                      Percentage of             Percentage of             Percentage of             Percentage of
Name and Address of        Number of   Outstanding  Number of    Outstanding  Number of    Outstanding  Number of    Outstanding
Beneficial Owner            Shares       Shares      Shares        Shares      Shares        Shares      Shares        Shares
----------------           ---------- ------------- ---------   ------------- ---------   ------------- ---------   -------------
First Republic Bank....... 18,694,463     99.9%      13,500         24.5%          --          --            --            --
  111 Pine Street
  San Francisco,
   California 94111

Farm Bureau Life
 Insurance Company........         --       --        5,000          9.1%          --          --            --            --
   5400 University
    Avenue
   Des Moines, Iowa
    50266-5977

Roslyn Savings Bank.......         --       --        5,000          9.1%          --          --
   One Jericho Plaza
   P.O. Box 9005
   Jericho, New York
    11753-8905

Marshall Capital
 Management, Inc..........         --       --           --           --           --          --         7,000         100.0%
   11 Madison Avenue
   New York, New
    York 10010

James J.
 Baumberger(2)(3).........         80        *           --           --        4,000           *            --            --
Thomas A.
 Cunningham(3)............         --       --           --           --           --          --            --            --
Edward J.
 Dobranski(2)(3)..........         80        *           --           --           --          --            --            --
Jerry Lykins..............         --       --           --           --        2,000           *            --            --
Julie N. Miyachi..........         80        *           --           --          200           *            --            --
Willis H. Newton, Jr......         80        *           --           --           --          --            --            --
Diann Ward................         80        *           --           --           --          --            --            --
Kent R. Willson...........         --       --           --           --        1,000           *            --            --
                           ----------     ----       ------         ----        -----          --         -----         -----
All executive officers and
 directors as a group (8
 persons).................        400        *           --           --        7,200           *            --            --
                           ==========     ====       ======         ====        =====          ==         =====         =====

--------
*  Less than 1%.
(1) Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111.
(2) Executive Officer.
(3) Director.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

   Please see the discussion in Item 1 of this report under the heading "Our Relationship with the Bank."

Certain Business Relationships

   All of our executive officers are also officers or employees of the Bank.

Indebtedness of Management

   None of our directors, officers, or any of their immediate family or other affiliates, are indebted to us since the beginning of the year ended December 31, 2001, in an amount in excess of $60,000.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements.

Please see the index to the Financial Statements on page F-2 of this report.

   (b) No reports on Form 8-K were filed during the last quarterly period covered by this report.

   (c) Exhibits.

   The majority of the following exhibits were previously filed as exhibits to other reports or registration statements filed by us and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below.

                                 EXHIBIT INDEX

Exhibit No. Description
----------- -------------------------------------------------------------------------------------------------

    3.1     Articles of Incorporation of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.1 of Form S-11 (File No. 333-72510)).

    3.2     Certificate of Designations of First Republic Preferred Capital Corporation relating to the
              Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.2 of
              Form S-11 (File No. 333-72510)).

    3.3     Certificate of Designations of First Republic Preferred Capital Corporation relating to the
              Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3 of
              Form 8-K (File No. 000-33461)).

    3.4     Certificate of Designations of First Republic Preferred Capital Corporation relating to the
              Noncumulative Series C Preferred Shares (incorporated herein by reference to Exhibit 3.4 of
              Form S-11 (File No. 333-72510)).

    3.5     Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 (File No. 333-72510)).

      4     Specimen certificate representing Noncumulative Series B shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-72510)).

   10.1     Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic
              Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to
              Exhibit 10.1 of Form S-11 (File No. 333-72510)).

   10.2     Amended and Restated Advisory Agreement between First Republic Preferred Capital
              Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form
              S-11 (File No. 333-72510)).

   12       Statement regarding calculation of ratio of earnings to fixed charges. *

--------
* Filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST REPUBLIC PREFERRED CAPITAL
                                                 CORPORATION

                                               By:  /S/  WILLIS H. NEWTON, JR.
                                                   -----------------------------
                                                       Willis H. Newton, Jr.
                                                       Vice President, Chief
                                                        Financial Officer,
                                                        Treasurer, Director

March 15, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Republic Preferred Capital Corporation and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

  /S/  JAMES J. BAUMBERGER    President, Director           March 15, 2002
-----------------------------
     James J. Baumberger

  /S/  THOMAS A. CUNNINGHAM   Director                      March 15, 2002
-----------------------------
    Thomas A. Cunningham

  /S/  EDWARD J. DOBRANSKI    Vice President, General       March 15, 2002
----------------------------- Counsel, Director
     Edward J. Dobranski

      /S/  JERRY LYKINS       Director                      March 15, 2002
-----------------------------
        Jerry Lykins

    /S/  JULIE N. MIYACHI     Vice President, Operations    March 15, 2002
----------------------------- and Reporting, Director
      Julie N. Miyachi

 /S/  WILLIS H. NEWTON, Jr.   Vice President, Chief         March 15, 2002
-----------------------------   Financial
    Willis H. Newton, Jr.     Officer, Treasurer, Director

    /S/  KENT R. WILLSON      Director                      March 15, 2002
-----------------------------
       Kent R. Willson

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)
                             Financial Statements
                          December 31, 2001 and 2000
                  (With Independent Auditors' Report Thereon)

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

                               -----------------

                               TABLE OF CONTENTS

                                                       Page
                                                       ----

                     Independent Auditors' Report..... F-3

                     Balance Sheet.................... F-4

                     Statement of Income.............. F-5

                     Statement of Stockholders' Equity F-6

                     Statement of Cash Flows.......... F-7

                     Notes to Financial Statements.... F-8

   All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or the information required is included in the financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Republic Preferred Capital Corporation:

   We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) (a majority owned subsidiary of First Republic Bank) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (April 19, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (April 19, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP
San Francisco, California
March 15, 2002

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                                 BALANCE SHEET

                          December 31, 2001 and 2000

                                                                                  2001         2000
                                                                              ------------ ------------
                                   ASSETS
Cash and short-term investments on deposit with First Republic Bank.......... $  9,880,000 $  3,400,000
Single family mortgage loans.................................................  116,751,000  109,195,000
Accrued interest receivable..................................................      711,000      682,000
Prepaid expenses.............................................................       18,000       17,000
Receivable from First Republic Bank..........................................       21,000           --
                                                                              ------------ ------------
     Total assets............................................................ $127,381,000 $113,294,000
                                                                              ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Dividends payable on common stock........................................... $  2,053,000 $  1,976,000
 Payable to First Republic Bank..............................................       13,000       13,000
 Other payables..............................................................       21,000       11,000
                                                                              ------------ ------------
     Total liabilities.......................................................    2,087,000    2,000,000
                                                                              ------------ ------------
Stockholders' equity:
 Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
   10.5% perpetual, exchangeable, noncumulative Series A preferred stock;
     stated liquidation value of $1,000 per share; 55,000 shares authorized,
     issued and outstanding..................................................   55,000,000   55,000,000
   5.7% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; stated liquidation value of $1,000 per share; 10,000
     shares authorized, 7,000 issued and outstanding.........................    7,000,000           --
 Common stock, $.01 par value, 25,000,000 shares authorized, 11,243,472 and
   10,000,000 shares issued and outstanding at December 31, 2001 and 2000
   respectively..............................................................      112,000      100,000
 Additional paid-in capital..................................................   63,182,000   56,194,000
                                                                              ------------ ------------
     Total stockholders' equity..............................................  125,294,000  111,294,000
                                                                              ------------ ------------
     Total liabilities and stockholders' equity.............................. $127,381,000 $113,294,000
                                                                              ============ ============

                See accompanying notes to financial statements.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                              STATEMENT OF INCOME
                     Year Ended December 31, 2001 and 2000
        and Period from Inception (April 19, 1999) to December 31, 1999

                                                                                Period from
                                                                                 Inception
                                                    Year Ended December 31, (April 19, 1999) to
                                                    -----------------------    December 31,
                                                       2001        2000            1999
                                                    ----------  ----------  -------------------
Interest Income:
 Interest on loans................................. $7,941,000  $7,583,000      $4,735,000
 Interest on short-term investments................    240,000     293,000         199,000
                                                    ----------  ----------      ----------
     Total interest income.........................  8,181,000   7,876,000       4,934,000
Operating Expense:
 Advisory fees payable to First Republic Bank......     50,000      50,000          33,000
 General and administrative........................     91,000      75,000          44,000
                                                    ----------  ----------      ----------
     Total operating expense.......................    141,000     125,000          77,000
     Net income.................................... $8,040,000  $7,751,000      $4,857,000
                                                    ==========  ==========      ==========
 Net Income........................................ $8,040,000  $7,751,000      $4,857,000
 Dividends on preferred stock......................  5,987,000   5,775,000       3,369,000
                                                    ----------  ----------      ----------
     Net income available to common stockholders... $2,053,000  $1,976,000      $1,488,000
                                                    ==========  ==========      ==========


                See accompanying notes to financial statements.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                       STATEMENT OF STOCKHOLDERS' EQUITY
  Year Ended December 31, 2001 and 2000 and Period from Inception (April 19,
                          1999) to December 31, 1999

                                        Preferred   Common    Additional     Retained
                                          stock     stock   paid-in-capital  earnings       Total
                                       ----------- -------- --------------- -----------  ------------
Balance as of April 19, 1999.......... $        -- $     --  $         --   $        --  $         --
Issuance of common stock to
  First Republic Bank.................          --  100,000   111,194,000            --   111,294,000
Issuance of 55,000 shares of Series A
  preferred stock on June 1, 1999.....  55,000,000       --            --            --    55,000,000
Return of capital payment.............          --       --   (55,000,000)           --   (55,000,000)
Net income............................          --       --            --     4,857,000     4,857,000
Dividends paid on preferred stock.....          --       --            --    (3,369,000)   (3,369,000)
Dividends payable on common stock.....          --       --            --    (1,488,000)   (1,488,000)
                                       ----------- --------  ------------   -----------  ------------
Balance as of December 31, 1999.......  55,000,000  100,000    56,194,000            --   111,294,000
Net income............................          --       --            --     7,751,000     7,751,000
Dividends paid on preferred stock.....          --       --            --    (5,775,000)   (5,775,000)
Dividends payable on common stock.....          --       --            --    (1,976,000)   (1,976,000)
                                       ----------- --------  ------------   -----------  ------------
Balance as of December 31, 2000.......  55,000,000  100,000    56,194,000            --   111,294,000
Issuance of 7,000 shares of Series C
  convertible preferred stock.........   7,000,000       --            --            --     7,000,000
Capital contribution by First Republic
  Bank for 1,243,472 shares of
  common stock........................          --   12,000     6,988,000            --     7,000,000
Net income............................          --       --            --     8,040,000     8,040,000
Dividends paid on Series A and
  Series C preferred stock............          --       --            --    (5,987,000)   (5,987,000)
Dividends payable on common stock.....          --       --            --    (2,053,000)   (2,053,000)
                                       ----------- --------  ------------   -----------  ------------
Balance as of December 31, 2001....... $62,000,000 $112,000  $ 63,182,000   $        --  $125,294,000
                                       =========== ========  ============   ===========  ============

                See accompanying notes to financial statements.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                            STATEMENT OF CASH FLOWS
                     Year Ended December 31, 2001 and 2000
        and Period from Inception (April 19, 1999) to December 31, 1999

                                                                                             Period from
                                                                                              Inception
                                                               Year Ended December 31,   (April 19, 1999) to
                                                             --------------------------     December 31,
                                                                 2001          2000             1999
                                                             ------------  ------------  -------------------
Cash Flows from Operating Activities:
Net income.................................................. $  8,040,000  $  7,751,000     $  4,857,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Amortization of premium on loans.........................      150,000       129,000           71,000
   Changes in operating assets and liabilities:
       Interest receivable..................................      (29,000)      (61,000)        (621,000)
       Receivable from First Republic Bank..................      (21,000)           --               --
       Other assets.........................................       (1,000)        2,000          (19,000)
       Payable due to First Republic Bank...................           --            --           12,000
       Other payables.......................................       10,000         2,000           10,000
                                                             ------------  ------------     ------------
Net cash provided by operating activities...................    8,149,000     7,823,000        4,310,000
                                                             ------------  ------------     ------------
Cash Flows from Investing Activities:
   Loans purchased from First Republic Bank.................  (50,580,000)  (17,745,000)      (9,497,000)
   Principal payments on loans..............................   42,874,000    16,540,000       10,766,000
                                                             ------------  ------------     ------------
Net cash (used in) provided by investing activities.........   (7,706,000)   (1,205,000)       1,269,000
                                                             ------------  ------------     ------------
Cash Flows from Financing Activities:
Issuance of preferred stock.................................    7,000,000            --       55,000,000
Return of capital paid to First Republic Bank...............           --            --      (55,000,000)
Cash and cash equivalents contributed by First Republic Bank    7,000,000            --        1,835,000
Dividends paid on preferred stock...........................   (5,987,000)   (5,775,000)      (3,369,000)
Dividends paid on common stock..............................   (1,976,000)   (1,488,000)              --
                                                             ------------  ------------     ------------
Net cash provided by (used in) financing activities.........    6,037,000    (7,263,000)      (1,534,000)
                                                             ------------  ------------     ------------
Increase (decrease) in cash and cash equivalents............    6,480,000      (645,000)       4,045,000
Cash and cash equivalents at beginning of period............    3,400,000     4,045,000               --
                                                             ------------  ------------     ------------
Cash and cash equivalents at end of period.................. $  9,880,000  $  3,400,000     $  4,045,000
                                                             ============  ============     ============
Supplemental disclosure of cash flow information:...........
   Common stock dividend payable............................ $  2,053,000  $  1,976,000     $  1,488,000
   Capital contributed by First Republic Bank in form of
     loans.................................................. $         --  $         --     $109,458,000

                See accompanying notes to financial statements.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2001

(1)  Organization and Basis of Presentation

   First Republic Preferred Capital Corporation (the "Company") was formed by First Republic Bank (the "Bank") on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company's principal business objective of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying Real Estate Investment Trust ("REIT") assets (collectively, the "Mortgage Assets"). The assets presently held by the Company are loans secured by single-family residential real estate properties ("Mortgage Loans") that were originated by the Bank. The Company expects that all or substantially all of its Mortgage Assets will continue to be acquired from the Bank and will be Mortgage Loans. The Company has elected to be taxed as a real estate investment trust and intends to make distributions to its shareholders so as to be relieved of substantially all income taxes relating to ordinary income under provisions of current tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. The Company issued 10,000,000 shares of common stock (the "Common Stock"), par value $0.01 per share; the Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank's employees and directors. Earnings per share data is not presented as the Company is a non-public entity.

   On June 1, 1999, the Company completed an initial private offering (the "Offering") of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the "Series A Preferred Shares"), receiving proceeds of $55,000,000 including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the "Securities Act") or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer ("QIB") in a transaction meeting the requirements of Rule 144A; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares will not be listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and will be subject to significant restrictions on transfer. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers ("PORTAL").

   The Company used the proceeds from the Offering to fund a dividend distribution to the Bank as the holder of initially all of the Company's Common Stock.

   On June 20, 2001, the Company completed a private placement to an affiliate of Credit Suisse First Boston of perpetual, exchangeable, noncumulative Series C Preferred Shares (the "Series C Preferred Shares") that are convertible into common stock of the Bank. The placement amount was $7 million at a dividend rate of 5.7%, with an option to purchase an additional amount of $3 million for the next 90 days. The option to purchase the additional $3 million of Series C Preferred Shares expired without being exercised. The Series C Preferred Shares are convertible into Bank shares at a price of $30.56 per share. Dividends on the Series C Preferred Shares are paid semi-annually on June 30 and December
30. In connection with this transaction, the Company issued and the Bank purchased $7 million of additional common stock of the Company.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The proceeds of the issuance of the Series C Preferred Shares and the additional issuance of common stock was used to purchase from the Bank approximately $14 million of single family mortgage loans including accrued interest.

(2)  Summary of Significant Accounting Policies

(a)  Mortgage Loans

      Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as a yield adjustment over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. Mortgage Loans consist entirely of single-family mortgages as of December 31, 2001 and 2000, respectively.

      The Company has purchased Mortgage Loans from the Bank at the Bank's carrying amount, which generally has approximated the fair value of the loans purchased. The Company has paid net premiums on loans purchased, which represent the net excess of the Bank's capitalized loan origination costs over loan origination fees collected by the Bank. If the Bank's loan origination fees exceed its capitalized loan origination costs, the Company would purchase loans at a net discount. If a significant difference were to exist between the Bank's carrying amount and the fair value of loans purchased by the Company, such difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

      Of the $117 million outstanding mortgage loans at December 31, 2001, 70% were adjustable rate loans, 20% were intermediate-fixed rate loans and 10% were fixed rate loans. The weighted-average coupons for the three loan types were 6.28%, 6.59% and 7.04%, respectively. At December 31, 2000, 61% were adjustable rate loans, 31% were intermediate-fixed rate loans, and 8% were fixed rate loans. The weighted-average coupons for the three loan types were 7.86%, 6.74%, and 6.94%, respectively. The weighted-average maturities on these single-family loans as of December 31, 2001 and 2000 were 24.3 years and 26.5 years, respectively.

      Interest income from loans is recognized in the month earned. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single-family loans which are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company's recorded investment in such loans is deemed collectible. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of December 31, 2001 or 2000.

      The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company collectively reviews its portfolio of single-family mortgage loans for impairment. There were no impaired loans included in the Company's loan portfolio as of December 31, 2001 or 2000.

(b)  Allowance for Loan Losses

      The Company provides for losses by charging current income in such amounts as are required to establish an allowance for loan losses that can be reasonably anticipated based upon specific conditions at

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

   the time. Management considers a number of factors, including the Company's and the Bank's past loss experience, the Bank's underwriting policies, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. Management believes that no allowance for loan losses is necessary, as of December 31, 2001 and 2000.

(c)  Other Real Estate Owned

      Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company did not own any real estate as of December 31, 2001 or 2000.

(d)  Statements of Cash Flows

      For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the year ended December 31, 2001 or 2000, or the period ended December 31, 1999.

(e)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Related Party Transactions

   Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $50 million in 2001 and $18 million in 2000, of which $202,000 and $58,000 were paid as net premiums in 2001 and 2000, respectively. All purchases were at a price equal to the Bank's carrying amount which approximated the fair value of the loans.

   The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the servicing of loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans which reduces interest income. The Bank earned service fees on the Company's loans of $281,000 and $275,000 for the year ended December 31, 2001 and 2000, respectively. The Company records interest on loans net of the servicing fees paid to the Bank. In its capacity as servicer, the Bank holds in custodial accounts at the Bank Mortgage Loan payments received on behalf of the Company.

   The Company entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor") to administer the day-to-day operations of the Company. The Advisor will be responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company's Mortgage Assets, and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT.

   The Advisory Agreement with the Bank has an initial term of one year, and may be renewed for additional one-year periods. The advisory fee is $50,000 per year, payable in equal quarterly installments. The Company has $13,000 payable to the Bank for advisory fees as of December 31, 2001 and 2000.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


(4)  Dividend Payable

   Dividends on the Series A Preferred Shares and on the Series C Preferred Shares are payable at the rate of 10.5% and 5.7% per annum, respectively, if, when and as authorized by the Company's Board of Directors. If authorized, dividends are payable semiannually in arrears on the 30/th day of June and December in each year. Dividends will accrue from the first day of each dividend period. Consequently, if the Board of Directors does not authorize a dividend on the Series A Preferred Shares and Series C Preferred Shares for any semiannual dividend period, holders of Series A Preferred Shares and Series C Preferred Shares will not be entitled to be paid that dividend later, or to recover any unpaid dividend whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on the Series A Preferred Shares and Series C Preferred Shares or no dividend for any semiannual period, notwithstanding that funds are available to make such a payment. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its "REIT taxable income" (not including capital gains) to stockholders, and dividends generally cannot be paid on the Common Stock for periods in which less than full dividends are paid on the Series A Preferred Shares and Series C Preferred Shares. For the year ended December 31, 2001 and 2000 and the period ended December 31, 1999, the Company has paid preferred dividends of $5,775,000, $5,775,000 and $3,369,000, respectively, to holders of the Series A Preferred Stock. For the year ended December 31, 2001, the Company paid $212,000 for the period covering the initial issuance of the Series C Preferred Shares from June 20, 2001 to December 30, 2001. /

   To the holders of Common Stock, the Company currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of stock equal to not less than 90% of the Company's "REIT taxable income" (excluding capital gains) in order to remain qualified as a REIT. The Company declared dividends to the holders of its Common Stock of $2,053,000 for 2001, and $1,976,000 for 2000, and $1,488,000 for 1999, respectively, or 100% of its REIT taxable income.

(5)  Common Stock

   The Company was formed on April 19, 1999. In its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value for $0.01 per share. The Company initially issued 10,000,000 of shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Preferred Shares in May 1999, the Company made a return of capital to the Bank. In June of 2001, the Company purchased from the Bank approximately $14 million in mortgage assets in exchange for 1,243,000 shares of Common Stock and $7 million in cash. At December 31, 2001, the Company had 11,243,000 of outstanding Common Stock. Holders of Common Stock are entitled to receive dividends when, and if authorized by the Board of Directors, out of funds legally available after all preferred dividends have been paid. Common Stock dividends of $0.1826 and $0.1976 per common share were declared on December 11, 2001 and December 7, 2000, respectively, to stockholders of record on December 31, 2001 and December 31, 2000, respectively.

(6)  Preferred Stock

   On June 1, 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55,000,000 including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009.

   On June 20, 2001, the Company issued 7,000 shares of Series C Preferred Shares. Proceeds from this issuance were $7,000,000, including issuance costs contributed by the Bank. The Series C Preferred Shares are

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into Common Stock of the Bank at a price of $30.56 per share.

   Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Series A Preferred Shares and the Series C Preferred Shares in whole (but not in part) at the liquidation preference of $1,000 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. Each Series A Preferred Share and Series C Preferred Shares will be exchanged automatically for one Bank Series A Preferred Share and one Bank Series C Preferred Share, respectively, upon the occurrence of certain events. Except under certain limited circumstances, the holders of the Series A Preferred Shares and the single holder of the Series C Preferred Shares have no voting rights.

   Holders of the Series A Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends of $5,775,000 were paid to the holders of the Series A Preferred Shares during the year ended December 31, 2001 and 2000 and dividends of $3,369,000 were paid the period ended December 31, 1999.

   The single holder of the Series C Preferred Shares is entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends paid to the holder of the Series C Preferred Shares were $212,000 for the period covering initial issuance on June 20, 2001 to December 31, 2001.

(7)  Fair Value of Financial Instruments

   The carrying amounts and fair values of the Company's financial instruments consisted of the following as of December 31, 2001 and 2000 (dollars in thousands):

                                   2001                2000
                            ------------------- -------------------
                            Carrying            Carrying
                             amount  Fair value  amount  Fair value
                            -------- ---------- -------- ----------
             Cash.......... $  9,880  $  9,880  $  3,400  $  3,400
             Mortgage Loans  116,751   116,994   109,195   108,644

   The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

   Cash--The carrying value approximated the fair value for cash.

   Mortgage Loans--The fair value of Mortgage Loans is based primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

(8)  Concentration of Credit Risk

   The Company presently holds Mortgage Loans which are real estate properties primarily located in the State of California (78% of the total). Future economic, political or other developments in this state could adversely affect the value of the Mortgage Loans.

                 FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
             (A Majority Owned Subsidiary of First Republic Bank)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


(9)  Subsequent Events

   On January 24, 2002, the Company issued $42 million of 8.875% noncumulative, perpetual Series B preferred shares. The Series B preferred shares have a liquidation preference of $25 per share and are not redeemable prior to December 30, 2006, except upon the occurrence of certain tax events, including, among other things, the Bank's becoming undercapitalized, being placed into bankruptcy, or being ordered by the Federal Deposit Insurance Corporation to perform such an exchange of shares. Upon the occurrence of these events, the Series B preferred shares will be exchanged automatically for newly issued shares of preferred stock of the Bank. The Series B preferred shares rank senior to the Company's common shares and are equal to the Series A preferred shares and the Series C preferred shares. Dividends will be paid quarterly upon approval by the Board of Directors.

   On January 24, 2002, the Bank contributed $42 million in exchange for 7,460,831 of common stock. With the proceeds from the preferred shares and common stock issuance, the Company purchased approximately $80 million of single family mortgage loans from the Bank and increased its short-term investments by approximately $4 million.

(10)  Quarterly Data (unaudited)

   The following table presents the Company's summary financial information (in thousands) on a quarterly basis for 2001 and 2000:

                                       2001                            2000
                          ------------------------------- -------------------------------
                          Fourth   Third  Second   First  Fourth   Third  Second   First
                          Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                          ------- ------- ------- ------- ------- ------- ------- -------
Interest income.......... $1,973  $2,096  $2,098  $2,014  $2,050  $1,982  $1,972  $1,872
Operating expenses.......     42      41      28      30      32      29      31      33
                          ------  ------  ------  ------  ------  ------  ------  ------
Net income...............  1,931   2,055   2,070   1,984   2,018   1,953   1,941   1,839
Preferred stock dividends  1,542   1,545   1,456   1,444   1,444   1,444   1,444   1,443
                          ------  ------  ------  ------  ------  ------  ------  ------
Net income available to..
common stockholders...... $  389  $  510  $  614  $  540  $  574  $  509  $  497  $  396
                          ======  ======  ======  ======  ======  ======  ======  ======