Form 10-Q
period 2002-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2002-05-14
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1971389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor, San Francisco, CA (Address of Principal Executive Offices)	94111 (Zip Code)

(415) 392-1400
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
8.875% Noncumulative Perpetual Series B Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of May 10, 2002 was 18,704,303.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

ITEM 1.    FINANCIAL STATEMENTS

The following interim financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

Assets	March 31, 2002	December 31, 2001
	(Unaudited)
Cash and short-term investments on deposit with First Republic Bank	$5,307,000	$9,880,000
Single family mortgage loans	204,714,000	116,751,000
Accrued interest receivable	1,324,000	711,000
Prepaid expenses	25,000	18,000
Receivable from First Republic Bank	—	21,000

Total assets	$211,370,000	$127,381,000

Liabilities and Stockholders’ Equity

Liabilities:
Dividends payable on common stock	$—	$2,053,000
Dividends payable on preferred stock	1,543,000	—
Payable to First Republic Bank	13,000	13,000
Other payables	21,000	21,000

Total liabilities	1,577,000	2,087,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; stated liquidation value of $1,000 per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; stated liquidation value of $1,000 per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; stated liquidation value of $25 per share; 1,680,000 shares authorized, issued and outstanding	42,000,000	—

Common stock, $.01 par value, 25,000,000 shares authorized, 18,704,303 and 11,243,472 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	187,000	112,000
Additional paid-in capital	105,106,000	63,182,000
Retained earnings	500,000	—

Total stockholders’ equity	209,793,000	125,294,000

Total liabilities and stockholders’ equity	$211,370,000	$127,381,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income
(unaudited)

	Quarter Ended March 31,
	2002	2001
Interest Income:
Interest on loans	$2,763,000	$1,945,000
Interest on short-term investments	39,000	69,000

Total interest income	2,802,000	2,014,000

Operating Expense:
Advisory fees payable to First Republic Bank	13,000	13,000
General and administrative	52,000	17,000

Total operating expense	65,000	30,000

Net income	$2,737,000	$1,984,000

Net income	$2,737,000	$1,984,000
Dividends on preferred stock	2,237,000	1,444,000

Net Income available to common stockholders	$500,000	$540,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)
(unaudited)

Statement of Cash Flows
	Quarter Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$2,737,000	$1,984,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	58,000	32,000
Changes in operating assets and liabilities:
Interest receivable	(613,000)	(46,000)
Receivable from First Republic Bank	21,000	—
Other assets	(7,000)	11,000
Other payables	—	6,000

Net cash provided by operating activities	2,196,000	1,987,000

Cash flows from investing activities:
Loans purchased from First Republic Bank	(104,093,000)	(10,428,000)
Principal payments on loans	16,072,000	8,666,000

Net cash used in investing activities	(88,021,000)	(1,762,000)

Cash flows from financing activities:
Issuance of preferred stock	42,000,000	—
Issuance of common stock to First Republic Bank	42,000,000	—
Dividends paid on preferred stock	(695,000)	—
Dividends paid on common stock	(2,053,000)	(1,976,000)

Net cash provided by (used in) financing activities	81,252,000	(1,976,000)

Decrease in cash and cash equivalents	(4,573,000)	(1,751,000)

Cash and cash equivalents at beginning of year	9,880,000	3,400,000

Cash and cash equivalents at end of period	$5,307,000	$1,649,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,444,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(1)    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) was formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company’s principal business objective of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying Real Estate Investment Trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single-family residential real estate properties (“Mortgage Loans”) that were originated by the Bank. The Company expects that all or substantially all of its Mortgage Assets will continue to be acquired from the Bank and will be Mortgage Loans. The Company has elected to be taxed as a real estate investment trust and intends to make distributions to its shareholders so as to be relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 18,704,303 shares of common stock (the “Common Stock”), par value $0.01 per share. The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company is a non-public entity.

On June 1, 1999, the Company completed private offering (the “Offering”) of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”), receiving proceeds of $55,000,000 including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

The Company used the proceeds from the Offering to fund a dividend distribution to the Bank as the holder of initially all of the Company’s Common Stock.

On June 20, 2001, the Company completed a private placement to an affiliate of Credit Suisse First Boston of perpetual, exchangeable, noncumulative Series C preferred shares (the “Series C Preferred Shares”) that are convertible into common stock of the Bank. The placement amount was $7 million at a dividend rate of 5.7%, with an option to purchase an additional amount of $3 million for the next 90 days. The option to purchase the additional $3 million of Series C Preferred Shares expired without being exercised. The Series C Preferred Shares are convertible into Bank shares at a price of $30.56 per share. Dividends on the Series C Preferred Shares are paid semi-annually on June 30 and December 30. In connection with this transaction, the Company issued and the Bank purchased $7 million of additional Common Stock.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The proceeds of the issuance of the Series C Preferred Shares and the additional issuance of Common Stock were used to purchase from the Bank approximately $14 million of single family mortgage loans.

On January 24, 2002, the Company received $42 million from the issuance of 1,680,000 shares of 8.875% Noncumulative Perpetual Series B Preferred Stock (the “Series B Preferred Shares”) in an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission on October 31, 2001. The Series B Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCP.” Holders of Series B Preferred Shares are entitled to receive, if, when and as authorized and declared by our Board of Directors, out of assets of the Company legally available therefor, cash dividends at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued and the Bank purchased $42 million of additional Common Stock.

The proceeds of the issuance of the Series B Preferred Shares and the additional issuance of Common Stock were used to purchase from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

These interim statements are intended to be read in conjunction with the financial statement presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2001. Interim results are not necessarily indicative of results to be expected for the entire year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the rate at which discount is accreted into interest income.

(2)    Summary of Significant Accounting Policies

(a)    Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as a yield adjustment over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. Mortgage Loans consist entirely of single-family mortgages as of March 31, 2002 and 2001, respectively.

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. The Company has paid net premiums on loans purchased, which represent the net excess of the Bank’s capitalized loan origination costs over loan origination fees collected by the Bank. If the Bank’s loan origination fees exceed its capitalized loan origination costs, the Company would purchase loans at a net discount. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans purchased by the Company, such difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Of the $205 million outstanding mortgage loans at March 31, 2002, 42% were adjustable rate loans, 37% were intermediate-fixed rate loans and 21% were fixed rate loans. The weighted-average coupons for the three loan types were 5.73%, 6.69% and 7.17%, respectively. At March 31, 2001, 69% were

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2002

adjustable rate loans, 24% were intermediate-fixed rate loans, and 7% were fixed rate loans. The weighted-average coupons for the three loan types were 7.90%, 6.64%, and 6.92%, respectively. The weighted-average maturities on these single-family loans as of March 31, 2002 and 2001 were 24.0 years and 26.1 years, respectively.

Interest income from loans is recognized in the month earned. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans which are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of March 31, 2002 or 2001.

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company collectively reviews its portfolio of single-family mortgage loans for impairment. There were no impaired loans included in the Company’s loan portfolio as of March 31, 2002 or 2001.

(b)    Allowance for Loan Losses

The Company provides for losses by charging current income in such amounts as are required to establish an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. Management considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. Management believes that no allowance for loan losses is necessary, as of March 31, 2002 and 2001.

(c)    Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company did not own any real estate as of March 31, 2002 or 2001.

(d)    Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the year ended March 31, 2002 or 2001.

(3)    Related Party Transactions

Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $104 million during the first quarter of 2002 and $10 million during the first quarter of in 2001, of which $276,000 and $34,000, respectively were paid

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2002

as net premiums All purchases were at a price equal to the Bank’s carrying amount which approximated the fair value of the loans.

The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, the servicing of loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans, which reduces interest income. The Bank earned service fees on the Company’s loans of $94,000 and $67,000 for the quarters ended March 31, 2002 and 2001, respectively. The Company records interest on loans net of the servicing fees paid to the Bank. In its capacity as servicer, the Bank holds in custodial accounts at the Bank Mortgage Loan payments received on behalf of the Company.

The Company entered into an Amended and Restated Advisory with the Bank to administer the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets, and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT. The advisory fee is $50,000 per year, payable in equal quarterly installments. The Company had $13,000 payable to the Bank for advisory fees as of March 31, 2002 and 2001.

(4)    Dividends Payable

Dividends on the Series A Preferred Shares, Series B Preferred Shares and the Series C Preferred Shares are payable at the rate of 10.5%, 8.875% and 5.7% per annum, respectively, if, when and as authorized by the Company’s Board of Directors. If authorized, dividends are payable semiannually in arrears on the 30th day of June and December in each year for the Series A Preferred Shares and the Series C Preferred Shares. If authorized, dividends are payable quarterly in arrears on the 30th of March, June, September and December in each year for the Series B Preferred Shares. Consequently, if the Board of Directors does not authorize a dividend on the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares for each of its respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later, or to recover any unpaid dividend whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in the best interest of the Company to pay less than the full amount of the stated dividend for each dividend period on each series of Preferred Shares. However, to remain qualified as a REIT the Company must distribute annually at least 90% of its “REIT taxable income: (not including capital gains) to stockholders, and dividends generally cannot be paid on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares. For the quarters ended March 30, 2002 only dividends on the Series B Preferred Shares were paid that covered the period of issuance on January 24, 2002 to March 30, 2002. No other dividends were paid. However dividends were accrued for the Series A Preferred Stock for the quarters ended March 31, 2002, 2001, and 2000 in the amount of $1,443,000, respectively. Dividends on the Series C Preferred Stock for the quarter ended March 31, 2002 was $100,000.

To the holders of Common Stock, the Company currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of stock equal to not less than 90% of the Company’s “REIT taxable income” at year end (excluding capital gains) in order to remain qualified as a REIT. As of March 31, 2002, the Company has not declared dividends to the holders of its Common Stock.

(5)    Common Stock

The Company was formed on April 19, 1999. In its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value for $0.01 per share. The Company initially issued 10,000,000 of shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Preferred Shares in May 1999, the Company made a return of capital to the Bank. In June 2001, the Company purchased from the Bank approximately $14 million in mortgage

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2002

assets in exchange for 1,243,000 shares of Common Stock and $7 million in cash. At March 31, 2002, the Company had 18,704,000 of outstanding shares of Common Stock. Holders of Common Stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefor after all preferred dividends have been paid for the full year. As of March 31, 2002, no common stock dividends were paid in 2001.

(6)    Preferred Stock

On June 1, 1999, the Company issued 55,000 Series A Preferred Shares. Proceeds from this issuance were $55,000,000 including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009.

On January 24, 2002, the Company issued 1,680,000 Series B Preferred Stock. Proceeds from this issuance were $42,000,000 including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006.

On June 20, 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7,000,000, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $30.56 per share.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares in whole (but not in part). The liquidation preference of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Series B Preferred Shares have a liquidation preference of $25 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. Each Series A Preferred Share, Series B Preferred Share and Series C Preferred Share will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for the Series B Preferred Shares is 1:1/40.

Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year. No dividends were payable at March 30, 2002, or 2001. However, $1,443,000 was accrued as a dividend payable for each of the respective periods.

Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends of $695,000 were paid on March 30, 2002 for the period covering initial issuance on January 24, 2002 to March 30, 2002.

The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year. No dividends were payable at March 30, 2002. However, $100,000, was accrued as a dividend payable at that date.

(7)    Concentration of Credit Risk

The Company presently holds Mortgage Loans which are real estate properties primarily located in the State of California (75% of the total). Future economic, political or other developments in this state could adversely affect the value of the Mortgage Loans.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three months ended March 31, 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

Except for historical information and discussions contained herein, this Form 10-Q, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

•	business strategy;

•	estimates regarding our capital requirements and our need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. It is important to communicate future expectations to investors. There may be events in the future, however, that cannot be accurately predicted or controlled, and that may cause actual results to differ materially from the expectations described in the forward-looking statements. Caution should be taken that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in the Company’s other filings with the SEC or in materials incorporated therein by reference.

Results of Operations

Net income was $2,737,000 for the first quarter of 2002, compared to $1,984,000 for the first quarter of 2001. The primary reason for the increase in net income in 2002 compared to 2001 was higher average earning assets.

The following table sets forth the yields on earning assets for the periods indicated:

	Quarter Ended March 31, 2002			Quarter Ended March 31, 2001
	(Dollars in thousands)
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$178,745	$2,763	6.18%	$106,983	$1,945	7.31%
Short-term investments	9,387	39	1.67%	4,967	69	5.60%

Total Earning Assets	$188,132	$2,802	5.96%	$111,950	$2,014	7.23%

The weighted average yield on interest-earning assets was 5.96% for the first quarter of 2002, compared to 7.23% for the same period in 2001. Loan portfolio yields were 6.18% and 7.31%, respectively. The interest rate on our adjustable rate loans vary with market rates and increased during 2001, before declining in 2002.

The average balance of short-term investments was $9.4 million and $5.0 million for the quarter ended March 31, 2002 and 2001, respectively. The average yield on the interest-bearing money market account during the first quarter of 2002 was 1.67%, compared to 5.60% in the first quarter of 2001. The yields on both loans and money market account was the highest during the first quarter in 2001 because the general level of interest rates peaked at the end of 2000.

The Company incurs advisory fee expenses payable to the Bank. The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio, which reduces the interest income that the Company receives. For the quarters ended March 31, 2002 and 2001, the Bank earned service fees on the Company’s loans of $94,000 and $67,000, respectively. The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement in December 2001 with the Bank for services the Bank renders on its behalf for which the Bank is paid $50,000 per annum. For the quarter ended March 31, 2002 and 2001, the Company paid advisory fees of $13,000 and $13,000, respectively.

Other operating expenses are primarily credit agency fees and audit fees. Collectively, these fees and other lesser operating expenses were $52,000 and $17,000 for the quarter ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002 and 2001, credit agency fees were $11,000 and $11,000, respectively. Auditing fees for the quarter ended March 31, 2002 and 2001 were $27,000 and $5,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At March 31, 2002 and 2001, our interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on our mortgage loan portfolio.

Loan Portfolio

The loan portfolio at March 31, 2002 and 2001 consisted entirely of single family mortgage loans purchased from the Bank. The Company anticipates that in the future it will continue to purchase all the loans from the Bank.

An asset is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well-secured and in the process of collection, or when it’s determined the ultimate collection of all contractually due principal or interest is unlikely.

As of March 31, 2002 and 2001, there were no nonaccrual loans or loans that were troubled debt restructurings. Also, at March 31, 2002 and 2001, there were no accruing loans that were contractually past due 90 days or more.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within the loan portfolio.

At March 31, 2002, 58% of our loans were secured by properties located in the San Francisco Bay Area, 12% in Los Angeles County, 5% in other parts of California, 14% in New York and contiguous states, and 11% in other parts of the United States. At March 31, 2002, the weighted average loan-to-value ratio on our mortgage portfolio was 60%.

The following table presents an analysis of our loan portfolio at March 31, 2002 by major geographic location:

	San Francisco Bay Area	Los Angeles County	Other Calif Areas	Greater New York City Area	Las Vegas Nevada	Other	Total.
	(Dollars in Thousands)
Mortgage loans	$118,481	$23,647	$11,314	$29,979	$1,204	$20,089	$204,714
Percent by location	58%	12%	5%	14%	1%	10%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Assets held and to pay dividends. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from the payment of interest and principal on the Mortgage Assets should provide sufficient funds to the operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, which are 100% of fixed charges, the Company has maintained an average earning asset balance approximately equal to two times the liquidation preference of its outstanding preferred shares. At March 31, 2002 the Company’s portfolio consisted of 42% adjustable rate loans, 37% intermediate fixed loan and 21% fixed rate loans (all as a percentage of the total principal amount outstanding). In a declining interest rate environment lower levels of interest income may result because prepayment of higher yielding Mortgage Loans often occurs and, as a result, the Company may be required to reinvest in lower yielding Mortgage Loans. Adjustable rate loans may also experience a downward adjustment of the indices upon which the interest rates on loans are based. The speed at which interest income may fall on adjustable rate loans is primarily dependent upon the index the loans are tied to and the frequency of the loan rate adjustment. Of the loan portfolio at March 31, 2002, 26% of the principal balance of all of our mortgage loans is tied to the 11th District Cost of Funds Index (COFI) which is a lagging index that tends to respond much more slowly to changes in the general rate environment than a market rate index such as the prime rate.

The following table reflects the outstanding loan portfolio at March 31, 2002 by its interest index type.

	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	Percentage of Portfolio
	(Dollars in thousands)
ARM Loans:
COFI	$53,717	5.65%	2	26%
CMT	29,986	5.95	7	15
Libor	589	3.25	5	—
Prime	1,823	5.50	1	1

Total ARMs	86,115	5.73	4	42

Intermediate Fixed:
13 months to 36 months	36,009	6.60	24	18
37 months to 60 months	15,510	6.88	46	7
Greater than 60 months	24,462	6.70	78	12

Total Intermediate Fixed	75,981	6.69	46	37

Total Adjustables	162,096	6.23	24	79
Fixed Rate Loans	42,618	7.17	216	21

Total Loans	$204,714	6.40%		100%

(1) Weighted average.
(2) Net of servicing fee retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates March 31, 2002:

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Non Re-Pricing Items	Total
	(Dollars in thousands)
Cash and investments	$5,307	$—	$—	$—	$—	$—	$5,307
Loans	68,053	18,061	36,009	16,212	66,379	—	204,714
Other assets	—	—	—	—	—	1,349	1,349

Total assets	$73,360	$18,061	$36,009	$16,212	$66,379	$1,349	$211,370

Other liabilities	$—	$—	$—	$—	$—	$1,577	$1,577
Stockholders’ equity	—	—	—	—	—	209,793	209,793

Total liabilities and equity	$—	$—	$—	$—	$—	$211,370	$211,370

Repricing GAP-positive (negative)	$73,360	$18,061	$36,009	$16,212	$66,379	$(210,021)

Cumulative repricing GAP:
Dollar amount	$73,360	$91,421	$127,430	$143,642	$210,021

Percent of total assets	34.7%	43.3%	60.3%	68.0%	99.4%

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not Applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
None

b.	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 10, 2002	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr. Vice President and Chief Financial Officer, Treasurer, Director

Date: May 10, 2002	/s/ JULIE N. MIYACHI Julie N. Miyachi Vice President, Operations and Reporting, Director