Form 10-Q
period 2002-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2002-08-14
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1971389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor, San Francisco, CA (Address of Principal Executive Offices)	94111 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 392-1400

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
8.875% Noncumulative Perpetual Series B Preferred Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of August 9, 2002 was 18,704,303.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following interim financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheets
(Unaudited)

Assets	June 30, 2002	December 31, 2001

Cash and short-term investments on deposit
with First Republic Bank	$2,212,000	$9,880,000
Single family mortgage loans	206,846,000	116,751,000
Accrued interest receivable	1,259,000	711,000
Prepaid expenses	33,000	18,000
Receivable from First Republic Bank	–	21,000

Total assets	$210,350,000	$127,381,000

Liabilities and Stockholders’ Equity

Liabilities:
Dividends payable on common stock	$–	$2,053,000
Payable to First Republic Bank	27,000	13,000
Other payables	20,000	21,000

Total liabilities	47,000	2,087,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000
shares authorized:
10.50% perpetual, exchangeable, noncumulative
Series A preferred stock; stated liquidation value
of $1,000 per share; 55,000 shares authorized,
issued and outstanding	55,000,000	55,000,000
5.70% perpetual, convertible, exchangeable,
noncumulative Series C preferred stock;
stated liquidation value of $1,000 per share;
10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
8.875% perpetual, exchangeable, noncumulative
Series B preferred stock; stated liquidation value
of $25 per share; 1,680,000 shares authorized, issued
and outstanding	42,000,000	–
Common stock, $.01 par value, 25,000,000 shares
authorized, 18,704,303 and 11,243,472 shares issued and
outstanding at June 30, 2002 and December 31, 2001
respectively	187,000	112,000
Additional paid-in capital	105,107,000	63,182,000
Retained earnings	1,009,000	–

Total stockholders’ equity	210,303,000	125,294,000

Total liabilities and stockholders’ equity	$210,350,000	$127,381,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest Income:
Interest on loans	$3,011,000	$2,052,000	$5,774,000	$3,997,000
Interest on short-term investments	37,000	46,000	76,000	115,000

Total interest income	3,048,000	2,098,000	5,850,000	4,112,000

Operating Expense:
Advisory fees payable to First Republic Bank	12,000	12,000	25,000	25,000
General and administrative	51,000	16,000	103,000	33,000

Total operating expense	63,000	28,000	128,000	58,000

Net income	$2,985,000	$2,070,000	$5,722,000	$4,054,000

Net income	$2,985,000	$2,070,000	$5,722,000	$4,054,000
Dividends on preferred stock	2,476,000	1,456,000	4,713,000	2,900,000

Net income available to common stockholders	$509,000	$614,000	$1,009,000	$1,154,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$5,722,000	$4,054,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of premium on loans	129,000	66,000
Changes in operating assets and liabilities:
Interest receivable	(548,000)	(106,000)
Receivable from First Republic Bank	21,000	–
Other assets	(15,000)	(10,000)
Payable to First Republic Bank	14,000	–
Other payables	(1,000)	(7,000)

Net cash provided by operating activities	5,322,000	3,997,000

Cash flows from investing activities:
Loans purchased from First Republic Bank	(124,218,000)	(24,284,000)
Principal payments on loans	33,994,000	15,373,000

Net cash used in investing activities	(90,224,000)	(8,911,000)

Cash flows from financing activities:
Issuance of preferred stock	42,000,000	7,000,000
Issuance of common stock to First Republic Bank	42,000,000	7,000,000
Dividends paid on preferred stock	(4,713,000)	(2,888,000)
Dividends paid on common stock	(2,053,000)	(1,976,000)

Net cash provided financing activities	77,234,000	9,136,000

Increase (decrease) in cash and cash equivalents	(7,668,000)	4,222,000

Cash and cash equivalents at beginning of year	9,880,000	3,400,000

Cash and cash equivalents at end of period	$2,212,000	$7,622,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$–	$12,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

June 30, 2002

(1)     Organization and Basis of Presentation

     First Republic Preferred Capital Corporation (the “Company”) is a Nevada Corporation formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company’s principal business of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single-family residential real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will be Mortgage Loans that the Company will acquire from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders so as to be relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 18,704,303 shares of common stock, par value $0.01 per share (the “Common Stock”). The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s Common Stock is not publicly traded.

     On June 1, 1999, the Company completed a private offering (the “Offering”) of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”), receiving proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

     The Company used the proceeds from the Offering to fund a dividend distribution to the Bank as the holder of initially all of the Company’s Common Stock.

     On June 20, 2001, the Company completed a private placement to an affiliate of Credit Suisse First Boston of perpetual, exchangeable, noncumulative Series C preferred shares (the “Series C Preferred Shares”) that are convertible into common stock of the Bank. The placement amount was $7 million at a dividend rate of 5.7%. The Series C Preferred Shares are convertible into Bank shares at a price of $30.56 per share. Dividends on the Series C Preferred Shares are paid semi-annually on June 30 and December 30. In connection with this transaction, the Company issued and the Bank purchased $7 million of additional Common Stock.

     The Company used the proceeds from the issuance of the Series C Preferred Shares and the additional issuance of Common Stock to purchase from the Bank approximately $14 million of single family mortgage loans.

     On January 24, 2002, the Company received $42 million from the issuance of 1,680,000 shares of 8.875% Noncumulative Perpetual Series B Preferred Stock (the “Series B Preferred Shares”) in an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission on October 31, 2001. The Series B Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCP.” Holders of Series B Preferred Shares are entitled to receive, if, when, and as authorized and declared by our Board of Directors, cash dividends out of assets of the Company legally available therefor at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued and the Bank purchased $42 million of additional Common Stock.

     The Company used the proceeds from the issuance of the Series B Preferred Shares and the additional issuance of Common Stock to purchase from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

       These interim statements are intended to be read in conjunction with the financial statements presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2001. Interim results are not necessarily indicative of results to be expected for the entire year.

       In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, and the rate at which discount is accreted into interest income.

(2)     Summary of Significant Accounting Policies

(a)     Mortgage Loans

     Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts, or premiums on Mortgage Loans, are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. Mortgage Loans consist entirely of single-family mortgages as of June 30, 2002 and December 31, 2001, respectively.

     The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. The Company has paid net premiums on loans purchased, representing the net excess of the Bank’s capitalized loan origination costs over loan origination fees collected by the Bank. If the Bank’s loan origination fees exceed its capitalized loan origination costs, the Company would purchase loans at a net discount. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans purchased by the Company, such difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

     Of the $207 million outstanding mortgage loans at June 30, 2002, 40% were adjustable rate loans, 38% were intermediate-fixed rate loans, and 22% were fixed rate loans. The weighted-average coupons for the three loan types were 5.36%, 6.69% and 7.05%, respectively. At December 31, 2001, 70% were adjustable rate loans, 20% were intermediate-fixed rate loans, and 10% were fixed rate loans. The weighted-average coupons for the three loan types were 6.28%, 6.59%, and 7.04%, respectively. The weighted-average maturities on these single-family loans as of June 30, 2002 and December 31, 2001 were 24.0 years and 24.3 years, respectively.

     Interest income from loans is recognized in the month earned. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, a borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of June 30, 2002 or December 31, 2001.

     The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. The Company collectively reviews its portfolio of single-family mortgage loans for impairment. There were no impaired loans included in the Company’s loan portfolio as of June 30, 2002 or December 31, 2001.

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

(c)     Other Real Estate Owned

     Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company did not own any real estate as of June 30, 2002 or December 31, 2001.

(d)     Statements of Cash Flows

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the six months ended June 30, 2002 or 2001.

(3)     Related Party Transactions

     Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $20 million during the second quarter of 2002 and $14 million during the second quarter of in 2001, including net premiums of $51,000 and $19,000, respectively. The aggregate cost of such loans for the first six months of 2002 was approximately $124 million and $24 million for the same period in 2001, including net premiums of $327,000 and $53,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

     The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, the servicing of loans held by the Company in accordance with normal industry practice. The servicing fee that the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans that the Bank services, which reduces interest income. The Bank earned service fees on the Company’s loans of $111,000 and $69,000 for the quarters ended June 30, 2002 and 2001, respectively, and $205,000 and $136,000 for the six months ended June 30, 2002 and 2001, respectively. The Company records interest on loans net of the servicing fees paid to the Bank. In its capacity as servicer, the Bank holds in custodial accounts at the Bank Mortgage Loan payments received on behalf of the Company.

     The Company entered into an Amended and Restated Advisory Agreement with the Bank pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets, and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT. The advisory fee is $50,000 per year, payable in equal quarterly installments. The Company had $12,000 and $13,000 payable to the Bank for advisory fees as of June 30, 2002 and December 31, 2001, respectively.

     The Bank currently owns 14,500 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $14.5 million. During the first six months of 2001, the Bank purchased a total of 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During the second quarter of 2002, the Bank purchased 1,000 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1 million.

(4)     Dividends Payable

     Dividends on the Series A Preferred Shares, Series B Preferred Shares and the Series C Preferred Shares are payable at the rate of 10.5%, 8.875% and 5.7% per annum, respectively, if, when and as authorized by the Company’s Board of Directors. If authorized, dividends on Series A Preferred Shares and the Series C Preferred Shares are payable semiannually in arrears on the 30th day of June and December each year. If authorized, dividends on Series B Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December each year. Consequently, if the Board of Directors does not authorize dividends on the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares for each of its respective dividend periods, holders of each class of Preferred Shares will not be entitled to be paid that dividend later, or to recover any unpaid dividend whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in the best interest of the Company to pay less than the full amount of the stated dividend for each dividend period on each series of Preferred Shares. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (not including capital gains) to stockholders, and generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares. For the quarter ended June 30, 2002, quarterly dividends of $932,000 and semi-annual dividends of $2,887,500 and $199,500 were paid on the Series B, Series A, and Series C Preferred Shares, respectively.

     To the holders of Common Stock, the Company currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of stock equal to not less than 90% of the Company’s “REIT taxable income” at year end (excluding capital gains) in order to remain qualified as a REIT. As of June 30, 2002, the Company has not declared dividends to the holders of its Common Stock.

(5)     Common Stock

       The Company was formed on April 19, 1999. According to its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value for $0.01 per share. The Company initially issued 10,000,000 of shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Preferred Shares in June 1999, the Company made a return of capital to the Bank. In June 2001, the Company purchased from the Bank approximately $14 million in mortgage assets in exchange for 1,243,000 shares of Common Stock and $7 million in cash. At June 30, 2002, the Company had 18,704,303 of outstanding shares of Common Stock. Holders of Common Stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefor after all preferred dividends have been paid for the full year. As of June 30, 2002, no Common Stock dividends have been declared in 2002.

(6)     Preferred Stock

       On June 1, 1999, the Company issued 55,000 Series A Preferred Shares. Proceeds from this issuance were $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share.

Dividends on the Series A Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year. Dividends of $2,887,500 were paid on June 30, 2002.

       On January 24, 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends of $932,000 were paid on June 30, 2002.

       On June 20, 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $30.56 per share.

       The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year. Dividends of $199,500 were paid on June 30, 2002.

       Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares in whole (but not in part). The liquidation preference of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Series B Preferred Shares have a liquidation preference of $25 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. Each Series A Preferred Share, Series B Preferred Share, and Series C Preferred Share will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for the Series B Preferred Shares is 1:1/40.

(7)     Concentration of Credit Risk

     The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the State of California (75% of the total). Future economic, political, or other developments in this state could adversely affect the value of the Mortgage Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the quarter and six months ended June 30, 2002. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

     Except for historical information and discussions contained herein, this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

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

Results of Operations

     Net income was $2,985,000 for the second quarter of 2002, compared to $2,070,000 for the second quarter of 2001. For the first six months, net income was $5,722,000, compared to $4,054,000 for the same period in 2001. The primary reason for the increase in net income in 2002 compared to 2001 was higher average earning assets. The ratio of earnings to fixed charges was 1.21x for the quarter and six months ended June 30, 2002, compared to 1.34x for the year ended December 31, 2001. Dividend payments are 100% of fixed charges.

     The following tables set forth the yields on earning assets for the periods indicated.

	Three Months Ended June 30,

	2002			2001

	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)

Loans	$202,164	$3,011	5.96%	$110,795	$2,052	7.42%

Short-term investments	8,218	37	1.77%	4,145	46	4.33%

Total Earning Assets	$210,382	$3,048	5.79%	$114,940	$2,098	7.31%

	Six Months Ended June 30,

	2002			2001

	Average	Interest		Average	Interest
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)

Loans	$190,519	$5,774	6.06%	$108,900	$3,997	7.37%

Short-term investments	8,799	76	1.71%	4,554	115	5.02%

Total Earning Assets	$199,318	$5,850	5.87%	$113,454	$4,112	7.27%

     The weighted average yield on interest-earning assets was 5.79% for the second quarter of 2002, compared to 5.96% for the first quarter of 2002 and 7.31% for the second quarter of 2001. Loan portfolio yields were 5.96%, 6.18%, and 7.42%, respectively. The interest rates on adjustable rate loans vary with market rates and increased during 2001, before declining in 2002. The yields on both loans and money market account were the highest during the first quarter in 2001 because the general level of interest rates peaked at the end of 2000.

     The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the quarters ended June 30, 2002 and 2001, loan servicing fees were $111,000 and $69,000, respectively. For the six months ended 2002 and 2001, loan servicing fees were $205,000 and $136,000, respectively. The Company also incurs advisory fee expenses payable to the Bank. The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement in December 2001 with the Bank for services the Bank renders on its behalf for which the Bank is paid $50,000 per annum. For the quarters ended June 30, 2002 and 2001, the Company paid advisory fees of $12,000. For the six months ended June 30, 2002 and 2001, advisory fees were $25,000.

     Other operating expenses consisted primarily of credit agency fees and audit fees. For the quarters ended June 30, 2002 and 2001, credit agency fees were $10,000 and $4,000, respectively and auditing fees were $14,000 and $9,000, respectively. For the six months ended 2002 and 2001, credit agency fees were $21,000 and $15,000, respectively, and auditing fees were $41,000 and $14,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

     At June 30, 2002 and December 31, 2001, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Loan Portfolio

     The loan portfolio at June 30, 2002 and December 31, 2001 consisted entirely of single family mortgage loans purchased from the Bank. The Company anticipates that in the future it will continue to purchase all of its loans from the Bank.

     A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well-secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

     As of June 30, 2002 and December 31, 2001, there were no nonaccrual loans or loans that were troubled debt restructurings. Also, at June 30, 2002 and December 31, 2001, there were no accruing loans that were contractually past due 90 days or more.

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

     At June 30, 2002, 58% of our loans were secured by properties located in the San Francisco Bay Area, 11% in Los Angeles County, 6% in other parts of California, 14% in New York and contiguous states, and 11% in other parts of the United States. At June 30, 2002, the weighted average loan-to-value ratio on our mortgage portfolio was 55%.

     The following table presents an analysis of our loan portfolio at June 30, 2002 by major geographic location:

				Greater
	San Francisco	Los Angeles	Other Calif	New York City
	Bay Area	County	Areas	Area	Other	Total
	(Dollars in Thousands)
Mortgage loans	$119,882	$22,951	$12,475	$30,263	$21,275	$206,846
Percent by location	58%	11%	6%	14%	11%	100%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average earning asset balance approximately equal to two times the liquidation preference of its outstanding preferred shares.

       At June 30, 2002, the Company’s portfolio consisted of 40% adjustable rate loans, 38% intermediate fixed rate loan and 22% fixed rate loans (all as a percentage of the total principal amount outstanding). In a declining interest rate environment, lower levels of interest income may result because prepayment of higher yielding Mortgage Loans often occurs and, as a result, the Company may be required to reinvest in lower yielding Mortgage Loans. Adjustable rate loans may also experience a downward adjustment of the indices upon which the interest rates on loans are based. The timing of decreases in interest income on adjustable rate loans depends on the loan’s interest rate index, the timing of a decrease in that index, and the timing of the corresponding adjustments to the loan rate. At June 30, 2002, the interest rate index for 24% of the Mortgage Loans is based on the 11th District Cost of Funds Index (COFI). COFI is a lagging index that tends to respond much more slowly than a market rate index such as the prime rate to changes in the general interest rate environment.

The following table reflects the outstanding loan portfolio at June 30, 2002 by interest rate type.

	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	Percentage of Portfolio
	(Dollars in thousands)
ARM Loans:
COFI	$49,923	5.21%	2	24%
CMT	29,283	5.70	7	14
Libor	1,331	3.53	1	1
Prime	1,819	5.50	1	1

Total ARMs	82,356	5.36	4	40

Intermediate Fixed:
13 months to 36 months	30,635	6.69	23	15
37 months to 60 months	26,765	6.72	45	13
Greater than 60 months	20,895	6.64	76	10

Total Intermediate Fixed	78,295	6.69	44	38

Total Adjustable Rate Loans	160,651	6.01	23	78
Fixed Rate Loans	46,195	7.05	220	22

Total Loans	$206,846	6.24%		100%

(1)   Weighted average.
(2)   Net of servicing fee retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2002:

						Non Re-
	0-6	7-12	1-3	3-5	Over 5	Pricing
	Months	Months	Years	Years	Years	Items	Total

	(Dollars in thousands)

Cash and investments	$2,212	$–	$–	$–	$–	$–	$2,212
Loans	66,848	15,750	30,635	28,615	64,998	–	206,846
Other assets	–	–	–	–	–	1,292	1,292

Total assets	$69,060	$15,750	$30,635	$28,615	$64,998	$1,292	$210,350

Other liabilities	$–	$–	$–	$–	$–	$47	$47
Stockholders’ equity	–	–	–	–	–	210,303	210,303

Total liabilities and equity	$–	$–	$–	$–	$–	$210,350	$210,350

Repricing GAP-positive (negative)	$69,060	$15,750	$30,635	$28,615	$64,998	$(209,058)

Cumulative repricing GAP:Dollar amount	$69,060	$84,810	$115,445	$144,060	$209,058

Percent of total assets	32.8%	40.3%	54.9%	68.5%	99.4%

PART II – OTHER INFORMATION

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

                                    Not Applicable

ITEM 5.              OTHER INFORMATION

                                    Not Applicable

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

                                        a.        Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                        b.        Reports on Form 8-K
                                                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date:	August 13, 2002	/s/ WILLIS H. NEWTON, JR.
WILLIS H. NEWTON, JR.
Vice President and
Chief Financial Officer,
Treasurer, Director
Date:	August 13, 2002	/s/ JULIE N. MIYACHI
JULIE N. MIYACHI
Vice President, Operations
and Reporting, Director