Form 10-Q
period 2002-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2002-11-13
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1971389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor,
San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 392-1400

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
8.875% Noncumulative Perpetual Series B Preferred Stock

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

     The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of November 8, 2002 was 18,704,303.

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
(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheets
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Cash and short-term investments on deposit with First Republic Bank	$3,231,000	$9,880,000
Single family mortgage loans	207,853,000	116,751,000
Less: Allowance for loan losses	(200,000)	—

Net loans	207,653,000	116,751,000
Accrued interest receivable	1,244,000	711,000
Prepaid expenses	22,000	18,000
Receivable from First Republic Bank	—	21,000

Total assets	$212,150,000	$127,381,000

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable on common stock	$—	$2,053,000
Dividends payable on preferred stock	1,544,000	—
Payable to First Republic Bank	13,000	13,000
Other payables	12,000	21,000

Total liabilities	1,569,000	2,087,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; stated liquidation value of $1,000 per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; stated liquidation value of $1,000 per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; stated liquidation value of $25 per share; 1,680,000 shares authorized, issued and outstanding	42,000,000	—
Common stock, $.01 par value, 25,000,000 shares authorized, 18,704,303 and 11,243,472 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	187,000	112,000
Additional paid-in capital	105,107,000	63,182,000
Retained earnings	1,287,000	—

Total stockholders’ equity	210,581,000	125,294,000

Total liabilities and stockholders’ equity	$212,150,000	$127,381,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest Income:
Interest on loans	$2,981,000	$2,025,000	$8,755,000	$6,022,000
Interest on short-term investments	31,000	71,000	107,000	186,000

Total interest income	3,012,000	2,096,000	8,862,000	6,208,000
Provision for loan losses	200,000	—	200,000	—

Total interest income after provision for loan losses	2,812,000	2,096,000	8,662,000	6,208,000

Operating Expense:
Advisory fees payable to First Republic Bank	13,000	13,000	38,000	38,000
General and administrative	46,000	28,000	149,000	61,000

Total operating expense	59,000	41,000	187,000	99,000

Net income	$2,753,000	$2,055,000	$8,475,000	$6,109,000

Net income	$2,753,000	$2,055,000	$8,475,000	$6,109,000
Dividends on preferred stock	2,475,000	1,545,000	7,188,000	4,445,000

Net income available to common stockholders	$278,000	$510,000	$1,287,000	$1,664,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$8,475,000	$6,109,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200,000	—
Amortization of premium on loans	189,000	104,000
Changes in operating assets and liabilities:
Interest receivable	(533,000)	(147,000)
Receivable from First Republic Bank	21,000	(1,005,000)
Other assets	(4,000)	(13,000)
Payable to First Republic Bank	—	(12,000)
Other payables	(9,000)	1,000

Net cash provided by operating activities	8,339,000	5,037,000

Cash flows from investing activities:
Loans purchased from First Republic Bank	(154,213,000)	(43,546,000)
Principal payments on loans	62,922,000	27,981,000

Net cash used in investing activities	(91,291,000)	(15,565,000)

Cash flows from financing activities:
Issuance of preferred stock	42,000,000	7,000,000
Issuance of common stock to First Republic Bank	42,000,000	7,000,000
Dividends paid on preferred stock	(5,644,000)	(2,888,000)
Dividends paid on common stock	(2,053,000)	(1,976,000)

Net cash provided by financing activities	76,303,000	9,136,000

Decrease in cash and cash equivalents	(6,649,000)	(1,392,000)
Cash and cash equivalents at beginning of year	9,880,000	3,400,000

Cash and cash equivalents at end of period	$3,231,000	$2,008,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,544,000	$1,557,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

September 30, 2002

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

     On June 1, 1999, the Company completed a private offering (the “Offering”) of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”), and received proceeds of $55 million including underwriting fees contributed by the Bank.  The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law.  The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

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

(2)   Summary of Significant Accounting Policies

(a)   Mortgage Loans

     Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts, or premiums on Mortgage Loans, are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff.  Mortgage Loans consist entirely of single-family mortgages as of September 30, 2002 and December 31, 2001, respectively.

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

     Of the $208 million outstanding mortgage loans at September 30, 2002, 40% were adjustable rate loans, 38% were intermediate-fixed rate loans, and 22% were fixed rate loans. The weighted-average coupons for the three loan types were 5.29%, 6.58% and 6.94%, respectively. At December 31, 2001, 70% were adjustable rate loans, 20% were intermediate-fixed rate loans, and 10% were fixed rate loans. The weighted-average coupons for the three loan types were 6.28%, 6.59%, and 7.04%, respectively. The weighted-average maturities on these single-family loans as of September 30, 2002 and December 31, 2001 were 24.1 years and 24.3 years, respectively.

     Interest income from loans is recognized in the month earned. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, a borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.  There were no nonaccrual loans as of September 30, 2002 or December 31, 2001.

     The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company collectively reviews its portfolio of single-family mortgage loans for impairment.  There were no impaired loans included in the Company’s loan portfolio as of September 30, 2002 or December 31, 2001.

(b)   Allowance for Loan Losses

     The Company establishes an allowance for loan losses based upon specific conditions at the time.  The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors.  During the third quarter of 2002, the Company provided an allowance for loan losses in the amount of $200,000, which represents approximately 10 basis points of total outstanding loans.  If the Company determines that an additional allowance is required, the Company would provide for loan losses by charging current income.

(c)   Other Real Estate Owned

     Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred.  The Company has not owned any real estate since inception or as of September 30, 2002 or December 31, 2001.

(d)   Statements of Cash Flows

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the nine months ended September 30, 2002 or 2001.

(3)   Related Party Transactions

     Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $30 million during the third quarter of 2002 and $20 million during the third quarter of 2001, including net discounts of $146,000 and net premiums of $135,000, respectively.  The aggregate cost of such loans for the first nine months of 2002 was approximately $154 million and $44 million for the same period in 2001, including net premiums of $181,000 and $189,000, respectively.  All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

     The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, the servicing of loans held by the Company in accordance with normal industry practice.  The servicing fee that the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans that the Bank services, which reduces interest income.  The Bank earned servicing fees on the Company’s loans of $110,000 and $69,000 for the quarters ended September 30, 2002 and 2001, respectively, and $315,000 and $205,000 for the nine months ended September 30, 2002 and 2001, respectively.  The Company records interest on loans net of the servicing fees paid to the Bank.  In its capacity as servicer, the Bank holds in custodial accounts at the Bank Mortgage Loan payments received on behalf of the Company.

     The Company entered into an Amended and Restated Advisory Agreement with the Bank pursuant to which the Bank administers the day-to-day operations of the Company.  The Bank is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets, and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.  The advisory fee is $50,000 per year, payable in equal quarterly installments.  The Company had $13,000 payable to the Bank for advisory fees as of September 30, 2002 and December 31, 2001.

     During the third quarter of 2002, the Bank purchased 500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $500,000.  Accordingly, the Bank currently owns 15,000 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $15.0 million.

(4)   Dividends Payable

     Dividends on the Series A Preferred Shares, Series B Preferred Shares and the Series C Preferred Shares are payable at the rate of 10.5%, 8.875% and 5.7% per annum, respectively, if, when and as authorized by the Company’s Board of Directors.  If authorized, dividends on Series A Preferred Shares and the Series C Preferred Shares are payable semiannually in arrears on the 30th day of June and December each year.  If authorized, dividends on Series B Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December each year. Consequently, if the Board of Directors does not authorize dividends on the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares for each of its respective dividend periods, holders of each class of Preferred Shares will not be entitled to be paid that dividend later, or to recover any unpaid dividend whether or not funds are or subsequently become available.  The Board of Directors may determine, in its business judgment, that it would be in the best interest of the Company to pay less than the full amount of the stated dividend for each dividend period on each series of Preferred Shares.  However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (not including capital gains) to stockholders, and generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares.  For the quarter ended September 30, 2002, the Company paid quarterly dividends of $931,000 on the Series B Preferred Shares, and the Company accrued $1,444,000 and $100,000 for Series A and Series C Preferred Shares dividends, respectively, which are paid semi-annually.

     To the holders of Common Stock, the Company currently expects to pay an aggregate amount of dividends with respect to its outstanding shares of stock equal to not less than 90% of the Company’s “REIT taxable income” at year end (excluding capital gains) in order to remain qualified as a REIT. As of September 30, 2002, the Company has not declared dividends to the holders of its Common Stock.

(5)   Common Stock

     The Company was formed on April 19, 1999. According to its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value of $0.01 per share.  The Company initially issued 10,000,000 shares to the Bank in exchange for approximately $111 million of assets.  Upon the issuance of $55 million of Preferred Shares in June 1999, the Company made a return of capital to the Bank.  In June 2001, the Company purchased from the Bank approximately $14 million in mortgage assets in exchange for 1,243,000 shares of Common Stock and $7 million in cash.  At September 30, 2002, the Company had 18,704,303 of outstanding shares of Common Stock. Holders of Common Stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefor after all preferred dividends have been paid for the full year.  As of September 30, 2002, no Common Stock dividends have been declared in 2002.

(6)   Preferred Stock

     On June 1, 1999, the Company issued 55,000 Series A Preferred Shares.  Proceeds from this issuance were $55 million including underwriting fees contributed by the Bank.  The Series A Preferred Shares are not redeemable prior to June 1, 2009.  Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share.  Dividends on the Series A Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year.  No dividends are payable on September 30, 2002, or 2001.  However, the Company accrued $1,444,000 for dividends payable on each of those dates.

     On January 24, 2002, the Company issued 1,680,000 Series B Preferred Shares.  Proceeds from this issuance were $42 million including underwriting fees contributed by the Bank.  The Series B Preferred Shares are not redeemable prior to December 30, 2006.  Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share.  Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Company paid dividends of $931,000 on September 30, 2002.

     On June 20, 2001, the Company issued 7,000 Series C Preferred Shares.  Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank.  The Series C

Preferred Shares are not redeemable prior to June 16, 2007.  The Series C Preferred Shares are convertible into common stock of the Bank at a price of $30.56 per share.

     The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share.  Dividends on the Series C Preferred Shares are payable semiannually in arrears on June 30 and December 30 of each year.  No dividends were payable at September 30, 2002.  However, the Company accrued $100,000 for dividends payable at that date.

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

(7)   Concentration of Credit Risk

     The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the state of California (78% of the total).  Future economic, political, or other developments in this state could adversely affect the value of the Mortgage Loans.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the quarter and nine months ended September 30, 2002.  This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes and tables included in this quarterly report.

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

Results of Operations

     Net income was $2,753,000 for the third quarter of 2002, compared to $2,055,000 for the third quarter of 2001.  For the first nine months, net income was $8,475,000 compared to $6,109,000 for the same period in 2001.  The primary reason for the increase in net income in 2002 compared to 2001 was higher average earning assets.  The ratio of earnings to fixed charges was 1.11x and 1.18x for the quarter and nine months ended September 30, 2002, respectively, compared to 1.34x for the year ended December 31, 2001.  Dividend payments are 100% of fixed charges.

     The following tables set forth the yields on earning assets for the periods indicated.

	Three Months Ended September 30,

	2002			2001

	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield

	(Dollars in thousands)

Loans	$202,643	$2,981	5.88%	$117,964	$2,025	6.88%
Short-term investments	7,634	31	1.60%	8,480	71	3.29%

Total Earning Assets	$210,277	$3,012	5.73%	$126,444	$2,096	6.64%

	Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield

	(Dollars in thousands)

Loans	$194,605	$8,755	6.00%	$111,954	$6,022	7.19%
Short-term investments	8,407	107	1.68%	5,877	186	4.18%

Total Earning Assets	$203,012	$8,862	5.82%	$117,831	$6,208	7.04%

     The weighted average yield on interest-earning assets was 5.73% for the third quarter of 2002, compared to 5.79% for the second quarter of 2002 and 6.64% for the third quarter of 2001.  Loan portfolio yields were 5.88%, 5.96%, and 6.88%, respectively.  The interest rates on adjustable rate loans vary with market rates and increased during 2001, before declining in 2002.  The yields on both loans and short-term investments were the highest during the first quarter in 2001 because the general level of interest rates peaked at the end of 2000.

     The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives.  For the quarters ended September 30, 2002 and 2001, loan servicing fees were $110,000 and $69,000, respectively.  For the nine months ended 2002 and 2001, loan servicing fees were $315,000 and $205,000, respectively.  The Company also incurs advisory fee expenses payable to the Bank.  The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement in December 2001 with the Bank for services the Bank renders on its behalf for which the Bank is paid $50,000 per annum.  For the quarters ended September 30, 2002 and 2001, the Company paid advisory fees of $13,000.  For the nine months ended September 30, 2002 and 2001, advisory fees were $38,000.

     Other operating expenses consisted primarily of credit agency fees and audit fees.  For the quarters ended September 30, 2002 and 2001, credit agency fees were $6,000 and $19,000, respectively, and auditing fees were $15,000 and $8,000, respectively.  For the nine months ended 2002 and 2001, credit agency fees were $27,000 and $34,000, respectively, and auditing fees were $56,000 and $22,000, respectively.

Financial Condition

  Interest-bearing Deposits with the Bank

     At September 30, 2002 and December 31, 2001, interest-bearing deposits consisted entirely of a money market account held at the Bank.  Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

  Loan Portfolio

     The loan portfolio at September 30, 2002 and December 31, 2001 consisted entirely of single family mortgage loans purchased from the Bank.  The Company anticipates that in the future it will continue to purchase all of its loans from the Bank.

     A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

     As of September 30, 2002 and December 31, 2001, there were no nonaccrual loans or loans that were troubled debt restructurings.  Also, at September 30, 2002 and December 31, 2001, there were no accruing loans that were contractually past due more than 90 days.

     As of September 30, 2002, the Company had one loan in the amount of $1.8 million that was 90 days delinquent.  The current loan-to-value ratio for this loan is approximately 67%, and the Company considers this loan to be well secured and in the process of collection.

     The following table provides information with respect to the Company’s allowance for loan losses.

($in thousands)	Nine Months Ended September 30, 2002	Year Ended December 31, 2001

Allowance for Loan Losses:

Balance beginning of period	$—	$—
Provision charged to expense	200	—
Chargeoffs	—	—
Recoveries	—	—

Balance end of period	$200	$—

Average loans for the period	$194,605	$113,929
Total loans at period end	$207,853	$116,751

Ratio of allowance for loan losses to total loans	0.10%	—%

     During the third quarter of 2002, the Company recorded a provision of $200,000 to establish the allowance for loan losses.  As of September 30, 2002, the Company’s allowance for loan losses was 0.10% of total loans.

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

     At September 30, 2002, 60% of our loans were secured by properties located in the San Francisco Bay Area, 11% in Los Angeles County, 7% in other parts of California, 12% in New York and contiguous states, and 10% in other parts of the United States. At September 30, 2002, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

     The following table presents an analysis of our loan portfolio at September 30, 2002 by major geographic location.

	San Francisco Bay Area	Los Angeles County	Other Calif Areas	Greater New York City Area	Other	Total

	(Dollars in thousands)
Mortgage loans	$124,389	$22,375	$14,977	$26,288	$19,824	$207,853
Percent by location	60%	11%	7%	12%	10%	100%

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

     At September 30, 2002, the Company’s loan portfolio consisted of 40% adjustable rate loans, 38% intermediate fixed rate loan and 22% fixed rate loans, the same percentages at June 30, 2002.  The weighted average yield on earning assets for the quarter ended September 30, 2002, was 5.73%, down 6 basis points compared to 5.79% for the quarter ended June 30, 2002.  The current low interest rate environment is causing prepayment speeds to increase on higher yielding Mortgage Loans.  During the quarter, the Company’s combined intermediate fixed and fixed rate portfolios were repaid at an annualized speed of 77%.  The Company has invested these prepayment proceeds in lower yielding Mortgage Loans, resulting in lower yields on earning assets.  With earning assets  approximately two times liabilities, the Company’s current fixed charges to net income ratio is 1.11x for the third quarter of 2002, compared to 1.21x for the second quarter of 2002 and  1.33x for the third quarter of 2001.

     At present, the Company attempts to reinvest its cashflow in intermediate fixed rate and fixed rate loans.  Adjustable rate loans as a percentage of total outstanding Mortgage Loans have remained at about 40% for the last three quarters.  With the interest rate environment declining over the last year to 40-year historical low levels, the interest rate on adjustable rate loans has declined.  The timing of decreases in interest income on adjustable rate loans depends on the loan’s interest rate index, the timing of a decrease in that index and the timing of the corresponding adjustments to the loan rate.  During the third quarter of 2002, the average interest rate earned on the adjustable rate loans has leveled off, primarily because the interest rate environment during 2002 has remained stable with the Federal Funds rate at 1.75% since December 2001.  At September 30, 2002, the interest rate index for 23% of the Mortgage Loans is based on the 11th District Cost of Funds Index (COFI).  COFI is a lagging index that tends to respond much more slowly than a market rate index such as the prime rate to changes in the general interest rate environment.  Although market rate indices have remained relatively constant during the year, the COFI index increased during May and June of 2002 and decreased in July 2002.

     The following table reflects the outstanding loan portfolio at September 30, 2002 by interest rate type.

	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio

	(Dollars in thousands)
ARM Loans:
COFI	$48,002	5.14%	2	23%
CMT	31,759	5.58	6	15
Libor	1,331	3.65	3	1
Prime	1,816	5.50	1	1

Total ARMs	82,908	5.29	3	40

Intermediate Fixed:
13 months to 36 months	25,230	6.58	22	12
37 months to 60 months	31,749	6.59	45	15
Greater than 60 months	22,312	6.57	77	11

Total Intermediate Fixed	79,291	6.58	46	38

Total Adjustable Rate Loans	162,199	5.92	24	78
Fixed Rate Loans	45,654	6.94	228	22

Total Loans	$207,853	6.15%		100%

(1)  Weighted average.
(2)  Net of servicing fee retained by the Bank.

     The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 30, 2002:

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Non Re- Pricing Items	Total

	(Dollars in thousands)
Cash and investments	$3,231	$—	$—	$—	$—	$—	$3,231
Loans	71,296	11,612	25,230	33,335	66,380	—	207,853
Other assets	—	—	—	—	—	1,066	1,066

Total assets	$74,527	$11,612	$25,230	$33,335	$66,380	$1,066	$212,150

Other liabilities	$—	$—	$—	$—	$—	$1,569	$1,569
Stockholders’ equity	—	—	—	—	—	210,581	210,581

Total liabilities and equity	$—	$—	$—	$—	$—	$212,150	$212,150

Repricing GAP-positive (negative)	$74,527	$11,612	$25,230	$33,335	$66,380	$(211,084)

Cumulative repricing GAP:
Dollar amount	$74,527	$86,139	$111,369	$144,704	$211,084

Percent of total assets	35.1%	40.6%	52.5%	68.2%	99.5%

ITEM 4.   CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company’s management, including the Company’s chief executive officer and Chief Financial Officer (the “Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report.  Based on that review and evaluation, the Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.  There have been no significant changes in the internal controls of the Company, or the Bank, or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a.	Exhibits

12 Statement regarding calculation of earnings to fixed charges.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 13, 2002	/s/ WILLIS H. NEWTON, JR.

WILLIS H. NEWTON, JR. Vice President and Chief Financial Officer, Treasurer, Director

Date: November 13, 2002	/s/ JULIE N. MIYACHI

JULIE N. MIYACHI Vice President, Operations and Reporting, Director

CERTIFICATIONS

I, James J. Baumberger, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of First Republic Preferred Capital Corporation;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                         a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                         b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                         c.          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                         a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                         b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ James J. Baumberger
	Name:	James J. Baumberger
	Title:	President and chief executive officer

I, Willis H. Newton, Jr., certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of First Republic Preferred Capital Corporation;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                        a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                        c.          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

                        a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                        b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Willis H. Newton, Jr.

	Name:	Willis H. Newton, Jr.
	Title:	Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHBITS

Exhibit Number	Exhibit Title

12	Statement regarding calculation of earnings to fixed charges.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.