Form 10-K
period 2002-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2003-03-28
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1971389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 392-1400

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

8.875% Noncumulative Perpetual Series B Preferred Stock

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

The aggregate value of the common equity held by non-affiliates of the Registrant, based on the most recent book value of such common equity on June 28, 2002 was $14,900.

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of March 26, 2003 was 18,704,303.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

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

•	our business strategy;

•	our estimates regarding our capital requirements and our need for additional financing; and

•	our plans, objectives, expectations and intentions contained in this report that are not historical facts.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. There may be events in the future, however, that we are not able to accurately predict or control, and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risk factors are discussed elsewhere in this report.

Item 1.    BUSINESS

General

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed in April 1999. We are a majority owned subsidiary of First Republic Bank, which owns 99.9% of our outstanding common stock. Our principal business is to acquire and hold mortgage assets that will generate income for distribution to our shareholders. We expect this will continue to be our principal objective for the foreseeable future. We acquired all of the mortgage assets we currently hold in our loan portfolio from the Bank, and we anticipate that substantially all of our future acquisitions of mortgages will be from the Bank. We have been operating, and intend to continue to operate, so as to qualify as a real estate investment trust, or a REIT, for federal and state income tax purposes. As a REIT, we generally will not be required to pay federal income tax if we distribute substantially all of our earnings to our shareholders and continue to meet a number of other requirements. As of December 31, 2002, we held loans acquired from the Bank with gross outstanding principal balances of $188 million. Our loan portfolio at December 31, 2002 consisted entirely of mortgage loans secured by single family properties.

General Description of Mortgage Assets

Current Mortgage Assets.    Our mortgage assets as of December 31, 2002 were mortgage loans originated by the Bank and secured by single family (one-to-four unit) homes. At December 31, 2002, the aggregate outstanding principal balance of those loans was $188 million.

Mortgage-Backed Securities.    We may acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-

backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single family residential properties located throughout the United States.

We intend to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae and Ginnie Mae. We do not intend to acquire any interest-only, principal-only, or similar mortgage-backed securities.

Residential Mortgage Loans.    The Bank originates and may acquire both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the FHLMC or Fannie Mae. Substantially all of the residential mortgage loans that we purchase from the Bank are nonconforming because they have original principal balances that exceed the limits for FHLMC or Fannie Mae programs. We believe that all residential mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single family (one-to-four unit) residential properties, including shares allocated to a dwelling unit in a residential cooperative housing corporation. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two-to-four family dwelling units, planned unit developments, and townhouses. We currently expect that most of the residential mortgage loans we acquire will be adjustable rate or intermediate fixed rate mortgage loans; however, we may also purchase longer term fixed rate residential mortgage loans.

Commercial Mortgage Loans.    Although to date we do not own any commercial mortgage loans, we may in the future acquire commercial mortgage loans secured by multifamily buildings, industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Our current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 15% of our mortgage assets immediately following the acquisition. For a variety of reasons, commercial mortgage loans can be significantly more risky than residential mortgage loans.

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

Asset Acquisition Policies.    We anticipate that we will from time to time continue to purchase additional mortgage assets. Although not required to do so, we expect to acquire all or substantially all of these mortgage assets from the Bank. We acquire loans from the Bank at prices equal to the book values at which the loans are carried in the Bank’s financial statements. We believe that the prices have generally approximated their fair values. In the future, we would expect these prices to approximate the fair value for recently originated loans; however, the prices that we will pay will not be determined through arm’s-length transactions with third parties. Neither we nor the Bank currently have specific policies with respect to the acquisition by us from the Bank of particular loans or pools of loans, other than our requirement that these assets must be eligible to be held by a REIT. We do not intend to acquire non-performing loans. We also may acquire periodically mortgage assets from unrelated third parties. To date, we have not entered into any arrangements or adopted any procedures to purchase mortgage assets from unrelated third parties, and we have not entered into any agreements with third parties to purchase mortgage assets.

However, the Bank has purchased mortgage assets from unrelated third parties, and these assets are eligible to be purchased by us. We anticipate that we would purchase mortgage assets from unrelated third parties only if neither the Bank nor any of its affiliates had amounts or types of mortgage assets sufficient to meet our requirements. We currently anticipate that the mortgage assets that we purchase will primarily include single family mortgage loans, although we may purchase commercial real estate mortgages, multifamily housing mortgages and other types of mortgage assets. In addition, we may also from time to time acquire limited amounts of other assets eligible to be held by REITs.

In order to preserve our status as a REIT under the Internal Revenue Code, substantially all of our assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(6)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents, and securities, including shares or interests in other REITs, although we do not currently intend to invest in shares or interests in other REITs.

Capital and Leverage Policies.    If our Board of Directors decides that we require additional funding, we may seek to raise funds through equity offerings or debt financings. We also may seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code that require the distribution by a REIT of not less than 90% of its REIT taxable income and taking into account taxes that would be imposed on undistributed taxable income.

We have no debt outstanding, and we do not intend to incur any indebtedness. Our organizational documents, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we may incur. Notwithstanding the foregoing, the terms of our preferred shares provide that we may not, without the approval of a majority of our independent directors, incur debt for borrowed money in excess of 25% of our total stockholders’ equity. Any debt incurred may include intercompany advances made by the Bank to us.

We also may issue preferred shares. We are prohibited, however, from issuing preferred shares ranking senior to the Series A preferred shares, the Series B preferred shares, or the Series C preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised us that at the date of this report, it owns approximately 15,000 of our Series A preferred shares. Because our articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting our preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of our preferred shares. In addition, we are prohibited from issuing preferred shares ranking either senior or equal to the Series A preferred shares, Series B preferred shares, or the Series C preferred shares without the approval of a majority of our independent directors. At the present time, we do not intend to issue any additional series of preferred shares.

Credit Risk Management Policies.    We intend that each mortgage loan acquired by us from the Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. We also intend that all mortgage assets held by us will be serviced pursuant to our servicing agreement with the Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by us and, in the case of the residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures.

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

Conflicts of interest between us and the Bank also will arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower. Additional conflicts will arise in connection with actions taken by the Bank as our controlling shareholder. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, including without limitation the master loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The master loan purchase and servicing agreement provides that the Bank must perform foreclosures and dispositions of the mortgage loans with a view toward maximizing the recovery by us and that the servicer must service the mortgage loans with a view towards our interests. There can be no assurance, however, that any such agreement or transaction in fact will be on terms as favorable to us as would have been obtained from unaffiliated third parties.

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

Currently, we do not intend to borrow money or issue securities senior to our preferred shares, or otherwise to incur any indebtedness in connection with our operations. We reserve the right, however, to do so at anytime, although indebtedness in excess of 25% of our total stockholders’ equity may not be incurred without the approval of a majority of our independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of our Board of Directors without a vote of our shareholders.

Description of Loan Portfolio

General.    All of the mortgage loans held by us are secured by single family residential properties. All of the mortgage loans held by us were originated by the Bank in the ordinary course of its real estate lending activities. At December 31, 2002, the aggregate outstanding principal balance of our existing mortgage loan portfolio was approximately $188 million.

In the remainder of this section, we have provided information regarding our mortgage portfolio as it existed at December 31, 2002.

The loans in our mortgage loan portfolio have a weighted average remaining term of approximately 24 years and generally bear interest at rates ranging from 3.38% to 9.09% per annum, with a weighted average note rate of 6.10% per annum. Those loans were originated between October 1983 and December 2001 and have original terms to stated maturity of primarily 30 years. The weighted average number of months from origination of the loans through December 31, 2002 was 57 months. The weighted average “loan-to-value ratio” of these loans was approximately 55% at December 31, 2002. “Loan-to-Value Ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property.

The provisions governing our mortgage loans include “due-on-sale” clauses, which prevent the unauthorized transfer of property serving as collateral for the residential mortgage loan and accelerate the obligation to repay the entire outstanding principal balance of the loan or any such transfer.

Residential Mortgage Loans.    Each of the following types of residential mortgage loan products, which are more fully described below, is held in our mortgage loan portfolio: Monthly Eleventh District COFI ARM, Six-Month Eleventh District COFI ARM, One-Year Treasury ARM, 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, 5/5 Year ARM, 15-Year Fixed and 30-Year Fixed.

A majority of the loans in our mortgage loan portfolio are adjustable rate mortgages or loans that become adjustable after an initial period, and 39% (by principal balance) of these loans bear interest at rates that adjust within one year. An additional 39% of these mortgage loans bear interest at rates that will adjust after an initial period during which the interest rate is fixed. The interest rate in an “adjustable rate mortgage,” or “ARM,” is typically tied to an index (either COFI—the “cost of funds index”—or the One Year Treasury Index or “CMT”), and is adjustable periodically. ARMs are typically subject to lifetime interest rate caps and periodic interest rate caps.

“Gross Margin,” with respect to a residential mortgage loan that is an ARM, means the applicable fixed percentage that is added to the applicable index to calculate the current interest rate paid by the borrower of such residential mortgage loan (without taking into account any interest rate caps or minimum interest rates). Gross Margin is not applicable to longer term fixed rate residential mortgage loans.

The interest rate of each type of ARM product included in the mortgage loans (such as the COFI ARMS and the One-Year Treasury, or CMT, ARMs) adjusts periodically, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM.

Of the $188 million of residential mortgage loans held in our mortgage loan portfolio, 32% are automatically convertible mortgage loans (such as the 5/1 Year ARM, the 7/1 Year ARM and 10/1 Year ARM). The interest rate for these automatically convertible mortgage loans is fixed at an initial rate for a certain amount of years (five to ten years in the case of the loans referenced above), after which time the loan automatically converts to a One-Year ARM and the interest rate adjusts annually thereafter as if the residential mortgaged loan were a One-Year ARM with a lifetime interest rate cap. There is no ability to continue at a fixed rate after the first rate adjustment date. An additional 6%, or $11 million, are mortgage loans that reprice every five years. The loans are repriced to the 5-year CMT.

Underwriting Standards.    The Bank has represented to us that all of the mortgage loans in our portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by the Bank during the period in which the mortgage loans were originated or purchased by the Bank, as applicable.

In the mortgage loan approval process, the Bank assesses both the borrower’s ability to repay the mortgage loan and, in the appropriate cases, the adequacy of the proposed security. Credit policies and procedures are established by the board of directors of the Bank, which delegates credit approval to certain executives and senior credit officers in accordance therewith.

The approval process for all types of mortgage loans includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. The Bank generally lends up to 80% of the appraised value of single family residential owner-occupied dwellings. The maximum loan-to-value ratio generally applied by the Bank to multifamily or commercial mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price.

The Bank requires title insurance policies protecting the priority of the Bank’s liens for all mortgage loans and also requires fire and casualty insurance for mortgage loans. Generally, for any residential mortgage loan in an amount exceeding 80% of the appraised value of the security property, the Bank currently requires mortgage insurance from an independent mortgage insurance company.

Substantially all fixed-rate mortgage loans originated by the Bank contain a “due-on-sale” clause providing that the Bank may declare a mortgage loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank’s ARMs generally are assumable by a borrower determined to be qualified by the Bank.

Geographic Distribution; Loan Size.    Approximately 72% of the outstanding principal balance of our $188 million loan portfolio is secured by residential properties located in California. Consequently, our loan portfolio will be particularly affected by adverse developments in California, including economic, political, and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of residential property owners in that state to make payments of principal and interest on our mortgage loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

Loan-to-Value Ratios; Insurance.    The residential mortgage loans having loan-to-value ratios of greater than 80% are insured under primary mortgage guaranty insurance policies. At the time of origination of the residential mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each residential mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such residential mortgage loan or the principal balance of such residential mortgage loan, whichever is less. If the residential real estate property underlying a residential mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. We do not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to residential mortgage loans, nor is any residential mortgage loan insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

Our Relationship with the Bank

Master Loan Purchase and Servicing Agreement.    We acquire single family mortgage loans from the Bank from time to time at prices that represent the Bank’s carrying amount, which has approximated the fair value of the loans. We acquire the mortgage loans from the Bank pursuant to a master loan purchase and servicing agreement. Of the mortgage loans serviced by the Bank pursuant to the terms of the master loan purchase and servicing agreement, the Bank, as servicer, retains a service fee equal to 0.25% per year calculated monthly based on the gross outstanding principal balances of loans in our loan portfolio.

The master loan purchase and servicing agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by us and, in the case of residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The master loan purchase and servicing agreement requires the Bank to service the mortgage loans with a view toward our interests. The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the mortgage loans it services. The Bank also provides accounting and reporting services required by us for the mortgage loans. The master loan purchase and servicing agreement requires the Bank to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by us. The Bank may from time to time transfer, assign and sell all of its servicing obligations under the master loan purchase and servicing agreement, subject to our reasonable consent.

The Bank is required to pay all expenses related to the performance of its duties under the master loan purchase and servicing agreement. The Bank is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If advances are made, the Bank generally is reimbursed prior to our receipt of the proceeds of the mortgage loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to us for any loss suffered as a result of the Bank’s failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank that cause the policies to be canceled by the insurer. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for our benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the servicing agreement. The Bank does not, however, have the authority to enter into contracts in our name.

We may terminate the master loan purchase and servicing agreement upon the occurrence of one or more events specified in the master loan purchase and servicing agreement. These events relate generally to the Bank’s proper and timely performance of its duties and obligations under the master loan purchase and servicing agreement.

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

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, the Bank generally enforces any “due-on-sale” clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that the Bank is prohibited from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which the Bank retains as additional servicing compensation.

On June 20, 2001, in connection with the private issuance and sale of our 5.7% Noncumulative Series C Exchangeable Preferred Stock and pursuant to the master loan purchase and servicing agreement, we acquired approximately $14 million aggregate value of mortgage loans from the Bank. On January 24, 2002, in connection with the public issuance and sale of our 8.875% Noncumulative Perpetual Series B Preferred Stock and pursuant to the master loan purchase and servicing agreement, we acquired approximately $80 million aggregate value of mortgage loans from the Bank. All our loans are currently serviced by the Bank.

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

The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2002, the Bank owned approximately $1.9 billion of single family mortgage loans. In its single family mortgage loan business, the Bank originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2002, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $3.0 billion.

The advisory agreement had an initial term of one year, and has been and will be renewed for additional one-year periods unless we terminate the agreement, which we may do at any time upon 90 days’ prior written notice to the Bank. The Bank cannot refuse our request to renew the agreement. As long as any preferred shares remain outstanding, any decision by us either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of our Board of Directors, as well as by a majority of our independent directors. During 2002, the Bank received an annual advisory fee equal to $50,000 payable in equal quarterly installments with respect to the advisory and management services. That fee may be increased with the approval of a majority of our Board of Directors, including a majority of our independent directors. For 2003, the majority of the Board of Directors and a majority of our independent directors approved an increase in the annual fee to $75,000, payable in equal quarterly installments.

As a result of our relationship with the Bank, certain conflicts of interest arise with respect to transactions, including future acquisitions of mortgage assets from the Bank, servicing mortgage loans, future dispositions of mortgage assets to the Bank, and the renewal, termination or modification of the advisory agreement or the master loan purchase and servicing agreement.

Employees

We currently have no employees. We do, however, have five officers who are described in Item 10 of this report. We do not anticipate that we will require any employees because we have retained the Bank to perform certain functions pursuant to the master loan purchase and servicing agreement and the advisory agreement. Each of our officers currently is also an employee and/or director of the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Currently, none of our officers, directors or employees has any direct or indirect pecuniary interest in any mortgage asset we own and we do not expect any of our officers, directors or employees to have any direct or indirect pecuniary interest in any mortgage asset we acquire or dispose of in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets.

Competition

We do not engage in the business of originating mortgage loans. While we do intend to acquire additional mortgage assets, we anticipate that these additional mortgage assets will be acquired from the Bank. Accordingly, we do not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring our mortgage assets. The Bank, from which we expect to continue to purchase most or all of our mortgage assets in the future, will face competition from these organizations.

Qualification as a REIT

We elected to be taxed as a REIT commencing with our initial taxable year ended December 31, 1999 and intend to comply with the provisions of the Internal Revenue Code with respect thereto. We are not subject to federal income tax if we distribute 90% of our adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2002, 2001 and 2000, we met all Internal Revenue Code requirements for a REIT, including the distribution of cash dividends on our common stock.

Item 2.    PROPERTIES

We neither own nor lease any property.

Item 3.    LEGAL PROCEEDINGS

We are not currently involved in nor, to our knowledge, currently threatened with any material litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In June 1999, we issued our 10.5% Noncumulative Series A Preferred Stock. In connection with that offering, we created and reserved for issuance Series B preferred shares having substantially the same terms as the Series A preferred shares. Upon the occurrence of certain events within a two-year period following the issuance of our Series A preferred shares, we were obligated to exchange the Series A preferred shares for the Series B preferred shares pursuant to a registered exchange offer. In June 2001, we issued and sold in a private placement transaction our Series C preferred shares. In January 2002, because the two-year period for the exchange of the Series A preferred shares for the Series B preferred shares had expired, and because no event occurred that would otherwise have triggered our obligation to register an exchange offer, we cancelled and withdrew the certificate of designations for the Series B preferred shares that were created in June 1999 and created a new series of preferred shares, the 8.875% Noncumulative Perpetual Series B Preferred Shares, which we issued and sold in a public offering in January 2002.

Common Stock

There is no established trading market for our common stock and none of our common stock is listed on any exchange or automated quotation system. In addition to the Bank, there are approximately 125 holders of our common stock. We currently expect to pay to holders of our common stock an aggregate amount of dividends equal to not less than 90% of our REIT taxable income (excluding capital gains) in order to remain qualified as a REIT. We declared dividends on our common stock of $2,044,000 for 2002, $2,053,000 for 2001, and $1,976,000 for 2000, which represents 100% of our REIT taxable income. Dividends on our common stock generally cannot be paid, however, for periods in which less than full dividends are paid on our preferred shares.

Series A Preferred Shares

On June 1, 1999, we completed a private offering of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares and received proceeds of $55 million including underwriting fees contributed by the Bank. Our Series A preferred shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. Our Series A preferred shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. Our Series A preferred shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. Our Series A preferred shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

We used the proceeds from the offering to fund a dividend distribution to the Bank as the holder of initially all of our common stock.

Series B Preferred Shares

In January 2002, we issued and sold 1,680,000 shares of our 8.875% Noncumulative Perpetual Series B Preferred Stock in an initial public offering pursuant to a registration statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission in October 2001. The underwriters for the offering were Wells Fargo Securities, LLC; Ryan, Beck & Co.; Keefe, Bruyette & Woods, Inc.; and Sandler, O’Neill & Partners, L.P. We used the proceeds of $42 million and the additional issuance of 7,460,831 shares of our common stock to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments from the Bank.

Our Series B preferred shares are quoted on the Nasdaq National Stock Market, Inc. under the symbol “FRCCP.” The approximate number of material holders of our Series B preferred shares is set forth in Item 12 of this report. Holders of Series B preferred shares are entitled to receive, if, when and as authorized and declared by our Board of Directors, out of our assets legally available therefor, cash dividends at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more.

The Series B preferred shares are not redeemable prior to December 30, 2006, except upon the occurrence of certain tax events, including, among other things, the Bank’s becoming undercapitalized, being placed into bankruptcy, or being ordered by the Federal Deposit Insurance Corporation or the Commissioner of Financial Institutions of the State of Nevada’s Department of Business and Industry to perform an exchange of shares. Upon the occurrence of these events, the Series B preferred shares will be exchanged automatically for newly issued shares of preferred stock of the Bank.

The following table shows the high and low sales prices for our Series B preferred shares for each quarter during the period from the issuance date in January 2002 through December 31, 2002.

	2002
Quarter:	High	Low
First	$25.50	$24.80
Second	$25.25	$24.70
Third	$25.50	$24.65
Fourth	$25.74	$25.05

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

We used the proceeds of $7 million gross proceeds of the offering and the additional issuance of 1,243,000 shares of our common stock to acquire from the Bank approximately $14 million of single family in mortgage loans. The sale of the Series C preferred shares was effected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act of 1933, as amended.

The holder of our Series C preferred shares has the right at any time or from time to time, at the holder’s option, to exchange all or any of the Series C preferred shares held of record by the holder into fully paid and nonassessable shares of common stock, par value $.01 per share, of the Bank, at a rate of 32.7172 shares of Bank common stock for each Series C preferred share surrendered for exchange, subject to adjustment. In addition, the Series C preferred shares will be exchanged automatically for newly issued shares of preferred stock of the Bank upon the occurrence of any of the tax events described above, including by order of the FDIC or the Nevada Commissioner.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain financial data for the year ended December 31, 2002, 2001, 2000, and the period from our inception to December 31, 1999. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from our financial statements, which have been audited by KPMG LLP, independent accountants. This selected financial data is qualified in its entirety by, and should be read in connection with, our financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of our financial condition and results of our operations in Item 7 of this report.

	As of December 31,
	2002	2001	2000	1999
	(Dollars in thousands)
Selected Balance Sheet Data:
Assets:
Cash and short-term investments	$22,296	$9,880	$3,400	$4,045
Single family mortgage loans, net	187,679	116,751	109,195	108,119
Other assets	1,201	729	699	640
Receivable from First Republic Bank	—	21	—	—

Total assets	$211,176	$127,381	$113,294	$112,804

Liabilities:
Dividends payable on common stock	$2,044	$2,053	$1,976	$1,488
Other payables	38	34	24	22

Total liabilities	2,082	2,087	2,000	1,510

Stockholders’ equity:
Series A preferred stock	55,000	55,000	55,000	55,000
Series B preferred stock	42,000	—	—	—
Series C preferred stock	7,000	7,000	—	—
Common stock	187	112	100	100
Additional paid-in capital	105,107	63,182	56,194	56,194
Dividends in excess of retained earnings	(200)	—	—	—

Total stockholders’ equity	209,094	125,294	111,294	111,294

Total liabilities and stockholders’ equity	$211,176	$127,381	$113,294	$112,804

Selected Assets Quality Information:
Nonperforming loans	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Loans 90+ days past due and in accrual status	—	—	—	—
Nonperforming assets, as a percent of total assets	—	—	—	—
Loans 90+ days past due and in accrual status, as a percent of total assets	—	—	—	—

	Year ended December 31,			Period from inception (April 19, 1999) to December 31, 1999
	2002	2001	2000
	(Dollars in thousands)
Selected Financial Information: Interest income:
Interest on loans	$11,799	$7,941	$7,583	$4,735
Interest on short-term investments	154	240	293	199

Total interest income	11,953	8,181	7,876	4,934
Provision for loan losses	200	—	—	—
Operating expenses	246	141	125	77

Net income	11,507	8,040	7,751	4,857
Preferred stock dividends	9,663	5,987	5,775	3,369

Net income available to common stockholders	$1,844	$2,053	$1,976	$1,488

Ratio of earnings to fixed charges	1.19x	1.34x	1.34x	1.44x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the accounting policy for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions, and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. We record an allowance for loan losses by charging current income in such amounts as to establish and maintain an allowance at a level that we can reasonably anticipate. We estimate future losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing mortgage loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of our loan portfolio could have a material adverse affect on our financial condition and results of operations.

Another significant estimate required in the preparation of our financial statements includes estimating the life of loans or the rate of principal repayment of loans. The life of a loan impacts the amortization of purchase discounts or premiums. Since we amortize purchase discounts or premiums over the estimated life of single family mortgage loans, we would adjust our amortization for an increase in the prepayment speed.

Results of Operations—Year Ended December 31, 2002, 2001, and 2000

Net income was $11,507,000 for 2002, $8,040,000 for 2001, and $7,751,000 for 2000. The primary reason for the increase in net income in 2002 compared to 2001 and 2000 was because of higher average earning assets acquired with the proceeds from the issuance of Series B preferred stock in January 2002.

The following table sets forth the yields on our earning assets for the periods indicated:

	2002			2001			2000
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	(Dollars in thousands)
Loans	$195,904	$11,799	6.02%	$113,929	$7,941	6.97%	$107,995	$7,583	7.05%
Short-term investments	9,417	154	1.63	6,570	240	3.65	4,868	293	5.92

Total earning assets	$205,321	$11,953	5.82%	$120,499	$8,181	6.79%	$112,863	$7,876	7.00%

The weighted average yield on interest-earning assets was 5.82% for 2002, 6.79% for 2001, and 7.00% for 2000. Loan portfolio yields were 6.02%, 6.97%, and 7.05%, respectively. The interest rate on our adjustable rate loan varies with market rates and increased during 2000, before declining in 2001 and 2002.

The average balance of short-term investments was $9.4 million, $6.6 million, and $4.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. The average yield on the interest-bearing money market account was 1.63% in 2002, 3.65% in 2001, and 5.92% in 2000. The yields on both loans and money market account peaked in 2000 because the general level of interest rates peaked at the end of 2000.

Interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned resulting from changes in average asset balances (volume) and changes in average interest rates. Where significant, the changes in interest due to both volume and rate have been allocated to the changes due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Tax-exempt income from short-term investments is presented on a tax-equivalent basis.

	2002 vs. 2001			2001 vs. 2000
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Loans	$5,151	$(1,293)	$3,858	$440	$(82)	$358
Short-term investments	93	(179)	(86)	88	(141)	(53)

Total increase (decrease)	$5,244	$(1,472)	$3,772	$528	$(223)	$305

We incur advisory fee expenses payable to the Bank. The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of our loan portfolio, which reduces the interest income that we receive. For 2002, 2001, and 2000, the Bank earned service fees on our loans of $428,000, $281,000, and $275,000, respectively. We have entered into an advisory agreement with the Bank for services the Bank renders on our behalf for which was paid $50,000 per annum. For each period ended December 31, 2002, 2001, and 2000, we paid advisory fees of $50,000. The Board has approved an increase in advisory fees to $75,000 for 2003.

Other operating expenses were primarily credit agency fees and audit fees. Collectively, these fees and other lesser operating expenses were $196,000, $91,000, and $75,000 for the year ended December 31, 2002, 2001, and 2000, respectively. During the year ended December 31, 2002, 2001, and 2000, credit agency fees were $33,000, $45,000, and $47,000, respectively. Auditing fees for the year ended December 31, 2002, 2001 and 2000 were $66,000, $30,000, and $21,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At December 31, 2002 and 2001, our interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on our mortgage loan portfolio.

Loan Portfolio

Our loan portfolio at December 31, 2002 and 2001 consisted entirely of single family mortgage loans purchased from the Bank. We anticipate that in the future we will continue to purchase all of our loans from the Bank. As discussed elsewhere in this report, the Bank is also the servicer of the loan portfolio under a servicing agreement.

We place an asset on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when we determine the ultimate collection of all contractually due principal or interest is unlikely.

As of December 31, 2002 and 2001, we had no nonaccrual loans or loans that were troubled debt restructurings. In addition, at December 31, 2002 and 2001, we had no accruing loans that were contractually past due 90 days or more.

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

At December 31, 2002, 52% of our loans were secured by properties located in the San Francisco Bay Area, 12% in Los Angeles County, 8% in other parts of California, 17% in New York and contiguous states, and 11% in other parts of the United States. At December 31, 2002, the weighted average loan to value ratio on our mortgage portfolio was approximately 55%.

The following table presents an analysis of our loan portfolio at December 31, 2002 by major geographic location:

	San Francisco Bay Area	Los Angeles County	Other Calif Areas	Greater New York City Area	Las Vegas Nevada	Other	Total
	(Dollars in thousands)
Mortgage loans	97,400	22,004	15,855	32,208	1,203	19,209	187,879
Percent by location	52%	12%	8%	17%	1%	10%	100%

Liquidity and Capital Resources

Our principal liquidity needs are to fund the acquisition of additional mortgage assets as borrowers repay mortgage assets held by us and to pay dividends. We will continue to fund the acquisition of additional mortgage loans with the proceeds of principal repayments on our current portfolio of mortgage loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. We believe that cash generated from the payment of interest and principal on the mortgage assets will provide sufficient funds to meet our operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We service both our fixed-rate dividend obligation to preferred stockholders and operating expenses by the collection of interest income from our mortgage loans. To facilitate meeting our dividend payments, which are 100% of our fixed charges, we have maintained an average earning asset balance approximately equal to two times the liquidation preference of our outstanding preferred shares. At December 31, 2002, our loan portfolio consisted of 39% adjustable rate loans, 39% intermediate fixed loan and 22% fixed rate loans (all as a percentage of the total principal amount outstanding). In a declining interest rate environment, lower levels of interest income may result because prepayment of higher yielding mortgage loans may occur and, as a result, we may be required to reinvest in lower yielding mortgage loans. Adjustable rate loans may also experience a downward adjustment of the indices upon which the interest rates on loans are based. The speed at which interest income may fall on adjustable rate loans is primarily dependent upon the index the loans are tied to and the frequency of the loan rate adjustment. Of the loan portfolio at December 31, 2002, interest rates for 21% of all of our mortgage loans, based on principal balances, are tied to the 11th District Cost of Funds Index (COFI), which is a lagging index that tends to respond much more slowly to changes in the general rate environment than a market rate index such as the prime rate.

The following table reflects the outstanding loan portfolio at December 31, 2002 by its interest index type:

	Balance	Net Coupon(1)(2)	Month to Next Reset(1)	Percentage of Portfolio
	(Dollars in thousands)
ARM Loans:
COFI	$39,388	5.11%	2	21%
CMT	31,701	5.16	7	16
Libor	1,802	5.00	1	1
Prime	1,331	3.45	1	1

Total ARMs	74,222	5.09	4	39

Intermediate fixed:
13 months to 36 months	14,505	6.67	21	8
37 months to 60 months	40,940	6.74	37	22
Greater than 60 months	16,217	6.47	77	9

Total intermediate fixed	71,662	6.66	43	39

Total adjustable rate loans	145,884	5.86	23	78
Fixed rate loans	41,995	6.93	223	22

Total loans	$187,879	6.10	68	100%

(1)	Weighted average.
(2)	Net of servicing fee retained by the Bank.

The following table sets forth the interest rate sensitive assets categorized by repricing dates and weighted average rates at December 31, 2002. Currently, we do not have any interest rate sensitive liabilities. For adjustable rate instruments, the repricing date is deemed to be the earliest possible interest rate adjustment date. For fixed rate products, the repricing date is the maturity date. Assets that are subject to immediate repricing are included in the 0-6 Months column.

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Non Re- Pricing Items	Total
Cash and investments	$22,296	$—	$—	$—	$—	$—	$22,296
Loans	58,273	20,048	18,852	36,069	54,637	—	187,879
Other assets	—	—	—	—	—	1,001	1,001

Total assets	$80,569	$20,048	$18,852	$36,069	$54,637	$1,001	$211,176

Other liabilities	$—	$—	$—	$—	$—	$2,082	$2,082
Stockholders’ equity	—	—	—	—	—	209,094	209,094

Total liabilities and equity	$—	$—	$—	$—	$—	$211,176	$211,176

Repricing GAP-positive (negative)	$80,569	$20,048	$18,852	$36,069	$54,637	$(210,175)

Cumulative repricing GAP:
Dollar amount	$80,569	$100,617	$119,469	$155,538	$210,175

Percent of total assets	38.2%	47.6%	56.6%	73.7%	99.5%

We do not intend to sell mortgage loans. Furthermore, we continue our policy of not engaging in business activities related to foreign currency transactions or commodity based instruments and have not made any investments in equity securities subject to price fluctuations.

Risk Factors

Our results will be affected by factors beyond our control.

The value of our mortgage loan portfolio and the amount of cash flow generated by the portfolio will be affected by a number of factors beyond our control. These factors may include:

•	the condition of the national economy and the local economies of the regions in which our mortgage borrowers live, particularly insofar as they affect interest rates and real estate values;

•	sudden or unexpected changes in economic conditions, including changes that might result from recent or future terrorist attacks and the U.S. response to such attacks;

•	the financial condition of our borrowers and those borrowers’ ability to make mortgage payments;

•	factors that affect the rates at which obligors on our mortgage loans may refinance them, including interest rate levels and the availability of credit; and

•	other factors that affect the affordability and value of real estate, including energy costs and real estate taxes.

A decline in interest rates could reduce our earnings and affect our ability to pay dividends.

Our income consists primarily of interest earned on our mortgage assets and short-term investments. A significant portion of our mortgage assets bear interest at adjustable rates. If there is a decline in interest rates, we will experience a decrease in income available to be distributed to our shareholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on our preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect our ability to pay dividends on the preferred shares. Although we are permitted to do so, we do not currently hedge our interest rate exposure, and do not expect to do so.

We may not be able to continue to purchase loans at the same volumes or with the same yields as we have historically purchased.

Although not required to do so, to date we have purchased all of the loans in our portfolio from the Bank. All of these loans were originated by the Bank. The quantity and quality of future loan originations by the Bank will depend on conditions in the markets in which the Bank operates, particularly real estate values and interest rates. Consequently, we cannot assure you that the Bank will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by the Bank declines or the yields on those loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

Our loans are concentrated in California and adverse conditions there could adversely affect our operations.

Properties underlying our current mortgage assets are concentrated primarily in California. At December 31, 2002, approximately 72% of our mortgage assets were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. California recently has experienced dramatic increases in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our preferred shares.

Defaults may negatively impact the Bank’s business

Increased delinquencies or loan defaults by our customers may negatively impact business. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan.

If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to charge-off all or a part of the loan. In such situations, we may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired.

We do not have insurance to cover our exposure to borrowers’ defaults and bankruptcies or to hazard losses that are not covered by our standard hazard insurance policies.

We generally do not obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for our mortgage assets, other than standard hazard insurance, which will in each case only relate to individual mortgage loans. Accordingly, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from earthquakes or floods that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by us resulting from declining property values or worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property plus any payments from an insurer (or guarantor in the case of commercial mortgage loans), and (ii) the amount owing on the mortgage loan.

We could be held responsible for environmental liabilities of properties we acquire through foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental remediation.

We may in the future acquire different kinds of mortgage loans, which could be riskier than the single family residential loans we currently hold.

We expect that upon completion of this offering, all of the mortgage loans held by us will be secured by single family residential properties and, to date, that is the only type of mortgage we have owned. Although we have no immediate plans to do so, we reserve the right to acquire other types of mortgages, such as, for example, loans secured by commercial properties or multifamily residential properties. These types of mortgage loans can be riskier investments than the loans we presently hold. Some of these other types of mortgage loans tend to have shorter maturities than single family residential mortgage loans and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

We expect to acquire all of our mortgage loans from the Bank and the composition of our portfolio will be affected by changes in the Bank’s credit policies.

We have acquired all of our mortgage loans from the Bank and, although we are not required to do so, we expect that we will continue to acquire all our mortgage loans from the Bank in the future. If the Bank were to relax its credit policies by, for example, lowering the credit quality standards it applies, or increasing the loan-to-value ratios it accepts, the mortgages subsequently purchased by us would be riskier investments.

We are dependent upon the Bank as advisor and servicer.

The Bank, which holds almost all of our common shares, is involved in virtually every aspect of our business. We do not have any employees because we have retained the Bank to perform all necessary functions pursuant to the advisory agreement and the servicing agreement. Accordingly, we are dependent for the selection, structuring and monitoring of our mortgage assets on the officers and employees of the Bank, as advisor. In addition, we are dependent upon the expertise of the Bank, as servicer, for the servicing of the mortgage loans. Neither the advisory agreement nor the servicing agreement resulted from arms’-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory and servicing agreements with the Bank requires the affirmative vote of a majority of our Board of Directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of our independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services.

Our relationship with the Bank creates conflicts of interest.

The Bank is, and is expected to continue to be, involved in virtually every aspect of our operations. The Bank is the holder of substantially all of our common shares and will administer our day-to-day activities in its role as advisor under the advisory agreement. The Bank will also act as servicer of the mortgage loans on our behalf under the servicing agreement. In addition, other than the independent directors, all of our officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of all or almost all of our outstanding voting shares, the Bank has the right to elect all of our directors, including the independent directors.

The Bank has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from the Bank; servicing of mortgage loans; and the renewal, termination or modification of the advisory agreement or the servicing agreement. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including prices that are paid and received on the acquisition of mortgage assets by us or in connection with the servicing of mortgage loans. The requirement in the terms of the Series B preferred shares that certain of our actions be approved by a majority of the independent directors is also intended to ensure fair dealings between us and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

Although not required to do so, we currently acquire all of our mortgage assets from the Bank under a master mortgage loan purchase and servicing agreement between us and the Bank. We do not have independent underwriting criteria for the loans we purchase and rely on the Bank’s underwriting standards for loan originations. Those criteria may change over time. Our Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the board of directors without a vote of our shareholders. We intend to acquire all or substantially all of the additional mortgage assets we may acquire in the future from the Bank on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties, but we cannot assure you that this will always be the case.

As a result of the fact that the Bank is our controlling shareholder and our advisor, it is possible that, notwithstanding our good faith belief to the contrary, we in fact pay more for these loans than if we bought them from an unaffiliated third party and loans purchased from the Bank in the future may be of lesser quality than those currently in our loan portfolio.

If we were to fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of our preferred shares, would be reduced for the year or years involved. and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of our Series B preferred shares, because of the additional federal tax liability for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the Series A preferred shares, the Series B preferred shares or the Series C preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and in the best interest of holders of our common shares and preferred shares to revoke our REIT election. The tax law generally prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit our ability to implement our business plan and may restrict our ability to pay dividends.

Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our shareholders, including dividends on our preferred shares, or to redeem our preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse affect on our financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on our preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%. At December 31, 2002, the Bank had a total risk-based capital ratio of 13.45%, a Tier 1 risk-based capital ratio of 9.59% and a Tier 1 leverage ratio of 5.98%, which are sufficient for the Bank to be considered well-capitalized.

•	The FDIC could limit or prohibit the payment of dividends on the Series A preferred shares, the Series B preferred shares or the Series C preferred shares if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status that we distribute 90% of our REIT taxable income for any calendar year. If this caused us to cease to qualify as a REIT, we would become subject to corporate level taxation. Additional taxation would reduce the amount of income available for us to pay dividends.

Proposed legislative actions may affect REITs.

On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the federal “double taxation” that is currently imposed on corporate income for regular C corporations. Under this proposal, dividends from a regular C corporation will be excluded from a stockholder’s federal taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. If a REIT receives a dividend from a regular C corporation that has been subject to corporate income tax, the REIT could distribute or retain the dividend amount without any additional federal income tax being imposed on the REIT or its stockholders.

REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to stockholders. The Bush Administration’s proposal, if enacted could decrease the tax advantage of a REIT relative to a regular C corporation, because part or all of the dividends received by a stockholder from the regular C corporation would be exempt from federal income tax. It is not possible to predict whether the Bush Administration’s proposal ultimately will be enacted, the form that it might take, and, if enacted, the effects it may have on the value of REIT shares.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements on page F-2.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, our accountants on any matter of accounting principles, practices or financial statement disclosures since our inception in April 1999.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

As the holder of substantially all of our common shares, the Bank has the right to elect our directors, including our independent directors. Our Board of Directors consists of seven members, including three independent directors. We currently have five officers, four of which are also directors, and we estimate that they will spend between 5% and 10% of their time managing our business. We have no employees and do not anticipate requiring employees.

Our directors and executive officers are listed below. Each director or officer has served in his/her capacity since our inception in April 1999, except for Mr. Willson who was elected in December 2001.

Name	Age	Position and Offices Held
James J. Baumberger	60	President, Director
Thomas A. Cunningham(1)	67	Director
Edward J. Dobranski	52	Vice President, General Counsel, Director
Jerry Lykins(1)	67	Director
Julie N. Miyachi	45	Vice President, Operations and Reporting, Director
Willis H. Newton, Jr.	53	Vice President, Chief Financial Officer, Treasurer, Director
Diann Ward	47	Assistant Vice President, Corporate Secretary
Kent R. Willson(1)	80	Director

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of our executive officers and directors:

Mr. Baumberger is currently a senior consultant and director for the Bank. He was employed by the Bank and its predecessors from May 1990 to 2002. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than thirty years.

Mr. Cunningham is retired. From 1986 to 1994, he was President of the California Thrift Guarantee Corporation. Previously Mr. Cunningham held senior executive positions in several banking institutions. He was a member of the U.S. Marine Corp. until 1971. From 1988 to 1998, Mr. Cunningham served as a director of the Bank and one of its predecessor financial institutions.

Mr. Dobranski joined the Bank in 1992 and has served as Senior Vice President and General Counsel since that time. Mr. Dobranski currently serves as the Secretary of the Bank and has been the Bank’s Compliance Officer. From 1980 to 1987, Mr. Dobranski was Vice President and Senior Counsel at Wells Fargo Bank. From 1987 to 1992, he was in private law practice in San Francisco specializing in banking, real estate and corporate law.

Mr. Lykins is a retired mortgage banker. His career included executive and operational management responsibilities in both California and Nevada for Mason McDufrie. From 1994 until 1998, Mr. Lykins was a director of the Bank and one of its predecessor financial institutions.

Ms. Miyachi has been Director of Financial Analysis and Planning in the executive offices of the Bank since 1994. In such capacity, she has assisted executive management of the Bank in complex analysis of business operations. Ms. Miyachi has over nineteen years experience with the accounting, reporting, analysis and planning of mortgage oriented financial institutions.

Mr. Newton is Executive Vice President and Chief Financial Officer of the Bank and has held such position since August 1988. Previously, Mr. Newton was Vice President and Controller of Homestead Financial and was a Certified Public Accountant with KPMG LLP for nine years.

Ms. Ward joined the Las Vegas, Nevada office of the Bank in 1995 and is manager of loan servicing. She has responsibility for the investor reporting and remittance functions of the Bank’s mortgage loan servicing functions. She has been involved in servicing loans for over twenty years.

Mr. Willson has been retired since 1985. During his career as an electrical, mechanical and safety engineer, he was chief engineer for the Kaiser Permanente Foundation and a consultant for private organizations and government agencies. From 1989 to 1998, Mr. Willson served as a director of the Bank and one of its predecessor financial institutions.

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by us be approved by a majority of our independent directors. In order to be considered “independent,” a director must not be or have been in the last three years one of our officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank. Members of our Board of Directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman), Mr. Lykins and Mr. Willson are currently our independent directors.

If, at the time of any of our annual shareholder meetings, we have failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of our preferred shares, the number of directors then constituting our Board of Directors will be increased by two, and the holders of our outstanding series of preferred shares voting as a single class at that meeting will be entitled to elect the two additional directors to serve on our Board of Directors. Any member of our Board of Directors elected by holders of our preferred shares will not be deemed to be an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

Our Board of Directors has established an audit committee that reviews the engagement and independence of our independent accountants. The audit committee also reviews the adequacy of our internal accounting controls. The audit committee is comprised of three independent directors: Messrs. Cunningham, Lykins and Willson.

Compensation of Directors

The independent directors receive no annual compensation; however, they are paid a fee of $1,000 for attendance (in person or by telephone) at each meeting of the Board of Directors and $500 for any separate Audit Committee meeting attended (in person or by telephone). We do not pay any compensation or fees to our directors who are not independent.

Item 11.	EXECUTIVE COMPENSATION

We do not pay any compensation to our officers or employees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2003, the number and percentage of outstanding shares of common shares, Series A preferred shares, Series B preferred shares and Series C preferred shares beneficially owned by (i) all persons known by us to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 18,704,303 common shares, 55,000 Series A preferred shares, 1,680,000 Series B preferred shares and 7,000 Series C preferred shares outstanding as of March 15, 2003.

	Common Shares		Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares
Name and Address of Beneficial Owner	Number Shares	Percentage of Outstanding Shares	Number Shares	Percentage of Outstanding Shares	Number Shares	Percentage of Outstanding Shares	Number Shares	Percentage of Outstanding Shares
First Republic Bank	18,694,463	99.9%	15,000	27.3%	—	—	—	—
111 Pine Street
San Francisco,
California 94111

Farm Bureau Life
Insurance Company	—	—	5,000	9.1%	—	—	—	—
5400 University Avenue
Des Moines, Iowa
50266-5977

Roslyn Savings Bank	—	—	5,000	9.1%	—	—	—	—
One Jericho Plaza
P.O. Box 9005
Jericho, New York
11753-8905

Credit Suisse First Boston	—	—	—	—	—	—	7,000	100.0%
11 Madison Avenue
New York, New York 10010

Executive Officers and Directors:

James J. Baumberger(2)(3)	80	*	—	—	12,000	0.7%
Thomas A. Cunningham(3)	—	—	—	—	—	—	—	—
Edward J. Dobranski(2)(3)	80	*	—	—	—	—	—	—
Jerry Lykins(3)	—	—	—	—	12,000	0.7%
Julie N. Miyachi(2)(3)	80	*	—	—	200	*	—
Willis H. Newton, Jr.(2)(3)	80	*	—	—	—	—	—	—
Diann Ward	80	*	—	—	—	—	—	—
Kent R. Willson(3)	—	—	—	—	2,100	0.1%	—	—

All Executive Officers and Directors as a group (8 persons)	400	*	—	—	26,300	1.6%	—	—

*	Less than 1/10 of 1%.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111.
(2)	Executive Officer.
(3)	Director.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “Our Relationship with the Bank.”

Certain Business Relationships

All of our executive officers are also officers or employees of the Bank.

Indebtedness of Management

None of our directors, officers, or any of their immediate family or other affiliates, are indebted to us since the beginning of the year ended December 31, 2002, in an amount in excess of $60,000.

Item 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, within the 90-day period prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements.

Please	see the index to the Financial Statements on page F-2 of this report.

(b)	No reports on Form 8-K were filed during the last quarterly period covered by this report.

(c)	Exhibits.

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

12*		Statement regarding calculation of ratio of earnings to fixed charges.

99.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr. Vice President, Chief Financial Officer Treasurer, Director

March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Republic Preferred Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER James J. Baumberger	President, Director	March 28, 2003

/s/ THOMAS A. CUNNINGHAM Thomas A. Cunningham	Director	March 28, 2003

/s/ EDWARD J. DOBRANSKI Edward J. Dobranski	Vice President, General Counsel, Director	March 28, 2003

/s/ JERRY LYKINS Jerry Lykins	Director	March 28, 2003

/s/ JULIE N. MIYACHI Julie N. Miyachi	Vice President, Operations and Reporting, Director	March 28, 2003

/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer, Director	March 28, 2003

/s/ KENT R. WILLSON Kent R. Willson	Director	March 28, 2003

/s/ DIANN WARD Diann Ward	Assistant Vice President, Corporate Secretary	March 28, 2003

CERTIFICATIONS

I, James J. Baumberger, certify that:

1.    I have reviewed this annual report on Form 10-K of First Republic Preferred Capital Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JAMES J. BAUMBERGER
Name: James J. Baumberger Title: President and chief executive officer

I, Willis H. Newton, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of First Republic Preferred Capital Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ WILLIS H. NEWTON, JR.
Name: Willis H. Newton, Jr. Title: Vice President, Chief Financial Officer and Treasurer

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or the information required is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) (a majority owned subsidiary of First Republic Bank) as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California

March 14, 2003

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$22,296,000	$9,880,000
Single family mortgage loans	187,879,000	116,751,000
Less: Allowance for loan losses	(200,000)	—

Net loans	187,679,000	116,751,000

Accrued interest receivable	1,191,000	711,000
Prepaid expenses	10,000	18,000
Receivable from First Republic Bank	—	21,000

Total assets	$211,176,000	$127,381,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$2,044,000	$2,053,000
Payable to First Republic Bank	13,000	13,000
Other payables	25,000	21,000

Total liabilities	2,082,000	2,087,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
10.5% perpetual, exchangeable, noncumulative Series A preferred stock; stated liquidation value of $1,000 per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
5.7% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; stated liquidation value of $1,000 per share; $10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
8.875% perpetual exchangeable, noncumulative Series B preferred stock; stated liquidation value of $25 per share; 1,680,000 shares authorized, issued, and outstanding	42,000,000	—
Common stock; $0.01 par value, 25,000,000 shares authorized, 18,704,303 and 11,243,472 shares issued and outstanding at December 31, 2002 and 2001, respectively	187,000	112,000
Additional paid-in capital	105,107,000	63,182,000
Dividends in excess of retained earnings	(200,000)	—

Total stockholders’ equity	209,094,000	125,294,000

Total liabilities and stockholders’ equity	$211,176,000	$127,381,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

Year Ended December 31, 2002, 2001 and 2000

	Year ended December 31,
	2002	2001	2000
Interest Income:
Interest on loans	$11,799,000	$7,941,000	$7,583,000
Interest on short-term investments	154,000	240,000	293,000

Total interest income	11,953,000	8,181,000	7,876,000
Provision for loan losses	200,000	—	—

Interest income after provision for loan losses	11,753,000	8,181,000	7,876,000

Operating Expense:
Advisory fees payable to First Republic Bank	50,000	50,000	50,000
General and administrative	196,000	91,000	75,000

Total operating expense	246,000	141,000	125,000

Net income	$11,507,000	$8,040,000	$7,751,000

Net Income	$11,507,000	$8,040,000	$7,751,000
Dividends on preferred stock	9,663,000	5,987,000	5,775,000

Net income available to common stockholders	$1,844,000	$2,053,000	$1,976,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF STOCKHOLDERS’ EQUITY

Year Ended December 31, 2002, 2001, and 2000

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Total
Balance as of December 31, 1999	$55,000,000	$100,000	$56,194,000	$—	$111,294,000
Net income	—	—	—	7,751,000	7,751,000
Dividends paid on preferred stock	—	—	—	(5,775,000)	(5,775,000)
Dividends payable on common stock	—	—	—	(1,976,000)	(1,976,000)

Balance as of December 31, 2000	55,000,000	100,000	56,194,000	—	111,294,000
Issuance of 7,000 shares of Series C convertible preferred stock	7,000,000	—	—	—	7,000,000
Capital contribution by First Republic Bank for 1,243,472 shares of common stock	—	12,000	6,988,000	—	7,000,000
Net income	—	—	—	8,040,000	8,040,000
Dividends paid on Series A and Series C preferred stock	—	—	—	(5,987,000)	(5,987,000)
Dividends payable on common stock	—	—	—	(2,053,000)	(2,053,000)

Balance as of December 31, 2001	62,000,000	112,000	63,182,000	—	125,294,000
Issuance of 1,680,000 shares of Series B preferred stock	42,000,000	—	—	—	42,000,000
Capital contribution by First Republic Bank for 7,460,831 shares of common stock	—	75,000	41,925,000		42,000,000
Net income	—	—	—	11,507,000	11,507,000
Dividends paid on Series A, Series B, and Series C preferred stock	—	—	—	(9,663,000)	(9,663,000)
Dividends payable on common stock	—	—	—	(2,044,000)	(2,044,000)

Balance as of December 31, 2002	$104,000,000	$187,000	$105,107,000	$(200,000)	$209,094,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

Year Ended December 31, 2002, 2001, and 2002

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$11,507,000	$8,040,000	$7,751,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	216,000	150,000	129,000
Provision for loan losses	200,000	—	—
Changes in operating assets and liabilities:
Interest receivable	(480,000)	(29,000)	(61,000)
Receivable from First Republic Bank	21,000	(21,000)	—
Other assets	8,000	(1,000)	2,000
Payable to First Republic Bank	—	1,000	—
Other payables	4,000	9,000	2,000

Net cash provided by operating activities	11,476,000	8,149,000	7,823,000

Cash Flows from Investing Activities:
Loans purchased from First Republic Bank	(182,353,000)	(50,580,000)	(17,745,000)
Principal payments on loans	111,009,000	42,874,000	16,540,000

Net cash used in investing activities	(71,344,000)	(7,706,000)	(1,205,000)

Cash Flows from Financing Activities:
Issuance of preferred stock	42,000,000	7,000,000	—
Issuance of common stock to First Republic Bank	42,000,000	7,000,000	—
Dividends paid on preferred stock	(9,663,000)	(5,987,000)	(5,775,000)
Dividends paid on common stock	(2,053,000)	(1,976,000)	(1,488,000)

Net cash provided by (used in) financing activities	72,284,000	6,037,000	(7,263,000)

Increase (decrease) in cash and cash equivalents	12,416,000	6,480,000	(645,000)
Cash and cash equivalents at beginning of period	9,880,000	3,400,000	4,045,000

Cash and cash equivalents at end of period	$22,296,000	$9,880,000	$3,400,000

Supplemental disclosure of cash flow information:
Common stock dividends payable	$2,044,000	$2,053,000	$1,976,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

(1)    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company’s principal business of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single-family residential real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders so as to be relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 18,704,303 shares of common stock, par value $0.01 per share (the “Common Stock”). The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s Common Stock is not publicly traded.

In June 1999, the Company completed an initial private offering (the “Offering”) of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and are subject to significant restrictions on transfer. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

The Company used the proceeds from the Offering to fund a dividend distribution to the Bank as the holder of initially all of the Company’s Common Stock.

In June 2001, the Company completed a private placement of perpetual, exchangeable, noncumulative Series C preferred shares (the “Series C Preferred Shares”) that are convertible into common stock of the Bank. The Series C Preferred Shares were initially placed with an affiliate of Credit Suisse First Boston. In August 2002, the assets of the affiliate were transferred to Credit Suisse First Boston. The placement amount was $7 million at a dividend rate of 5.7%. The Series C Preferred Shares are convertible into Bank shares at a price of $30.56 per share. Dividends on the Series C Preferred Shares are paid semi-annually on June 30 and December 30. In connection with this transaction, the Company issued, and the Bank purchased, $7 million of additional Common Stock.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company used the proceeds from the issuance of the Series C Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $14 million of single family mortgage loans.

On January 24, 2002, the Company completed an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission on October 31, 2001. The Company received $42 million from the issuance of 1,680,000 shares of 8.875% noncumulative perpetual Series B preferred stock (the “Series B Preferred Shares”). The Series B Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCP.” Holders of Series B Preferred Shares are entitled to receive, if, when, and as authorized and declared by our Board of Directors, cash dividends out of assets of the Company legally available therefore at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued, and the Bank purchased, $42 million of additional Common Stock.

The Company used the proceeds from the issuance of the Series B Preferred Shares and the additional issuance of Common Stock to purchase from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

(2)    Summary of Significant Accounting Policies

(a)    Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccredited or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. Mortgage Loans consist entirely of single-family mortgages as of December 31, 2002 and 2001, respectively.

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

Of the $188 million outstanding mortgage loans at December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans and 22% were fixed rate loans. The weighted average coupons for the three loan types were 5.09%, 6.66% and 6.93%, respectively. At December 31, 2001, 70% were adjustable rate loans, 20% were intermediate fixed rate loans, and 10% were fixed rate loans. The weighted average coupons for the three loan types were 6.28%, 6.59%, and 7.04%, respectively. The weighted average maturities on these single family loans as of December 31, 2002 and 2001 were 23.6 years and 24.3 years, respectively.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of December 31, 2002 or 2001.

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company collectively

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

reviews its portfolio of single-family mortgage loans for impairment. There were no impaired loans included in the Company’s loan portfolio as of December 31, 2002 or 2001.

(b)    Allowance for Loan Losses

The Company establishes an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. During the third quarter of 2002, the Company provided an allowance for loan losses in the amount of $200,000, which represents approximately 10 basis points of total outstanding loans. If the Company determines that an additional allowance is required, the Company would provide for loan losses by charging current income.

(c)    Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of December 31, 2002 or 2001.

(d)    Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the year ended December 31, 2002, 2001, and 2000.

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

(3)    Related Party Transactions

Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $182 million in 2002 and $50 million in 2001, including net premiums of $200,000 and $202,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, the servicing of loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans that the Bank services, which is recognized as a reduction of interest income. The Bank earned service fees on the Company’s loans of $428,000, $281,000, and $275,000 for the year ended December 31, 2002, 2001, and 2000, respectively. In its capacity as servicer, the Bank holds in custodial accounts at the Bank Mortgage Loan payments received on behalf of the Company.

The Company entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) under which the Bank administers the day-to-day operations of the Company. The Advisor is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets, and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The Advisory Agreement is renewable for additional one-year periods. The advisory fee is $50,000 per year, payable in equal quarterly installments. The Company had $13,000 payable to the Bank for advisory fees as of December 31, 2002 and 2001.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. Accordingly, at December 31, 2002, the Bank currently owns 15,000 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $15.0 million.

(4)    Dividend Payable

Dividends on the Series A Preferred Shares, Series B Preferred Shares, and the Series C Preferred Shares are payable at the rate of 10.5%, 8.875%, and 5.7% per annum, respectively, if, when and as authorized by the Company’s Board of Directors. If authorized, dividends on Series A Preferred Shares and Series B Preferred Shares are payable semiannually in arrears on the 30th day of June and December in each year. If authorized, dividends on Series B Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December each year. Consequently, if the Board of Directors does not authorize a dividend on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares for each of its respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later, or to recover any unpaid dividend whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (not including capital gains) to stockholders, and, generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the year ended December 31, 2002, 2001, and 2000, the Company paid preferred dividends of $5,775,000 each year to holders of the Series A Preferred Shares. The Company paid to holders of Series C Preferred Shares dividends of $399,000 for the year ended December 31, 2002 and $212,000 for the period from June 20, 2001, the initial issuance of Series C Preferred Shares, through December 31, 2001. The Company paid holders of Series B Preferred Shares dividends of $3,489,000 for the period from the issuance date January 24, 2002 through December 31, 2002.

The Company expects to pay the holders of Common Stock an aggregate amount of dividends that is not less than 90% of the Company’s “REIT taxable income” (excluding capital gains) in order to remain qualified as a REIT. The Company declared dividends to the holders of its Common Stock of $2,044,000 for 2002, $2,053,000 for 2001, and $1,976,000 for 2000, respectively, or 100% of its REIT taxable income.

(5)    Common Stock

The Company was formed on April 19, 1999. According to its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value for $0.01 per share. The Company initially issued 10,000,000 shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Preferred Shares in June 1999, the Company made a return of capital to the Bank. In June of 2001, the Company acquired from the Bank approximately $14 million in Mortgage Assets in exchange for 1,243,472 shares of Common Stock and $7 million in cash. At December 31, 2002, the Company had 18,704,303 outstanding shares of Common Stock. Holders of Common Stock are entitled to receive dividends if and when

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

authorized by the Board of Directors, out of funds legally available therefore after all preferred dividends have been paid for the full year. Common Stock dividends of $0.1093, $0.1826 and $0.1976 per common share were declared on December 11, 2002, December 11, 2001 and December 7, 2000, respectively, to stockholders of record on December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

(6)    Preferred Stock

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million, including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2001, the Company issued 7,000 shares of Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into Common Stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares in whole (but not in part). The liquidation preference of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Series B Preferred Shares have a liquidation preference of $25 per share, plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for the Series B Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Series A Preferred Shares and the single holder of the Series C Preferred Shares have no voting rights.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(7)    Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments consisted of the following as of December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash	$22,296	$22,296	$9,880	$9,880
Mortgage loans	187,679	189,086	116,751	116,994

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash—The carrying value approximated the estimated fair value for cash.

Mortgage Loans—The carrying amount of loans is net of the allowance for loan losses. The estimated fair value of Mortgage Loans is based primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

(8)    Concentration of Credit Risk

The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the State of California (72% of the total). Future economic, political or other developments in this state could adversely affect the value of the Mortgage Loans.

(9)    Quarterly Data (unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2002 and 2001:

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands)
Interest income	$3,091	$3,012	$3,048	$2,802	$1,973	$2,096	$2,098	$2,014
Provision for loan losses	—	200	—	—	—	—	—	—
Operating expenses	59	59	63	65	42	41	28	30

Net income	3,032	2,753	2,985	2,737	1,931	2,055	2,070	1,984
Preferred stock dividends	2,475	2,475	2,476	2,237	1,542	1,545	1,456	1,444

Net income available to common stockholders	$557	$278	$509	$500	$389	$510	$614	$540