Form 10-Q
period 2003-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2003-05-14
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1971389 (I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of April 30, 2003 was 18,704,303.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

SIGNATURES	21

CERTIFICATIONS	22

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The following interim financial statements are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and short-term investments on deposit with First Republic Bank	$14,975,000	$22,296,000

Single family mortgage loans	195,007,000	187,879,000
Less: Allowance for loan losses	(200,000)	(200,000)

Net loans	194,807,000	187,679,000

Accrued interest receivable	1,185,000	1,191,000
Prepaid expenses	21,000	10,000

Total Assets	$210,988,000	$211,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$2,044,000
Dividends payable on preferred stock	1,543,000	—
Payable to First Republic Bank	19,000	13,000
Other payables	25,000	25,000

Total Liabilities	1,587,000	2,082,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; stated liquidation value of $1,000 per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; stated liquidation value of $1,000 per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; stated liquidation value of $25 per share; 1,680,000 shares authorized, issued and outstanding	42,000,000	42,000,000
Common stock, $.01 par value, 25,000,000 shares authorized, 18,704,303 shares issued and outstanding at March 31, 2003 and December 31, 2002	187,000	187,000
Additional paid-in capital	105,107,000	105,107,000
Retained earnings	107,000	—
Dividends in excess of retained earnings	—	(200,000)

Total Stockholders’ Equity	209,401,000	209,094,000

Total Liabilities and Stockholders’ Equity	$210,988,000	$211,176,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest Income:
Interest on loans	$2,811,000	$2,763,000
Interest on short-term investments	44,000	39,000

Total interest income	2,855,000	2,802,000

Operating Expense:
Advisory fees payable to First Republic Bank	19,000	13,000
General and administrative	54,000	52,000

Total operating expense	73,000	65,000

Net income	$2,782,000	$2,737,000

Net income	$2,782,000	$2,737,000
Dividends on preferred stock	2,475,000	2,237,000

Net income available to common stockholders	$307,000	$500,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,782,000	$2,737,000
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premium on loans	39,000	58,000
Changes in operating assets and liabilities:
Interest receivable	6,000	(613,000)
Receivable from First Republic Bank	—	21,000
Other assets	(11,000)	(7,000)
Payable to First Republic Bank	6,000	—

Net cash provided by operating activities	2,822,000	2,196,000

Cash flows from investing activities:
Loans acquired from First Republic Bank	(45,095,000)	(104,093,000)
Principal payments on loans	37,928,000	16,072,000

Net cash used in investing activities	(7,167,000)	(88,021,000)

Cash flows from financing activities:
Issuance of preferred stock	—	42,000,000
Issuance of common stock to First Republic Bank	—	42,000,000
Dividends paid on preferred stock	(932,000)	(695,000)
Dividends paid on common stock	(2,044,000)	(2,053,000)

Net cash provided by financing activities	(2,976,000)	81,252,000

Decrease in cash and cash equivalents	(7,321,000)	(4,573,000)
Cash and cash equivalents at beginning of year	22,296,000	9,880,000

Cash and cash equivalents at end of period	$14,975,000	$5,307,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,543,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements
March 31, 2003

Note 1. Summary of Significant Accounting Policies

(a)

Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company’s principal business of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single-family residential real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders to be relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 18,704,303 shares of common stock, par value $0.01 per share (the “Common Stock”). The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s Common Stock is not publicly traded.

In June 1999, the Company completed an initial private offering (the “Offering”) of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged, or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and are subject to significant restrictions on transfer. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

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

In January 2002, the Company completed an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510) that was initially filed with the Securities and Exchange Commission on October 31, 2001. The Company received $42 million from the issuance of 1,680,000 shares of 8.875% noncumulative perpetual Series B preferred stock (the “Series B Preferred Shares”). The Series B Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCP.” Holders of Series B Preferred Shares are entitled to receive, if, when, and as authorized and declared by our Board of Directors, cash dividends out of assets of the Company legally available therefor at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued, and the Bank purchased, $42 million of additional Common Stock.

The Company used the proceeds from the issuance of the Series B Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

These interim statements are intended to be read in conjunction with the financial statements presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2002. Interim results are not necessarily indicative of results to be expected for the entire year.

(b)

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

(c)

Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccreted discounts or unamortized premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. Mortgage Loans consisted entirely of single-family mortgages as of March 31, 2003 and 2002, respectively.

The Company has acquired Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair values of the loans acquired. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans acquired by the Company, such difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Of the $195 million outstanding mortgage loans at March 31, 2003, 34% were adjustable rate loans, 45% were intermediate fixed rate loans, and 21% were fixed rate loans. The weighted average coupons for the three loan types were 4.70%, 6.47% and 6.93%, respectively. At March 31, 2002, 42% were adjustable rate loans, 37% were intermediate fixed rate loans, and 21% were fixed rate loans. The weighted average coupons for the three loan types were 5.73%, 6.69%, and 7.17%, respectively. The weighted average maturities on these single family loans as of March 31, 2003 and 2002 were 24.2 years and 24.0 years, respectively.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of March 31, 2003, or 2002.

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

(d)

Allowance for Loan Losses

The Company established an allowance for loan losses of $200,000 in the third quarter of 2002, which was the balance at December 31, 2002. During the first quarters ended March 31, 2003 and 2002, the Company recorded no additional provision for loan losses. The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company determines that an additional provision is required, the Company would provide for loan losses by charging current income.

(e)

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of March 31, 2003 or 2002.

(f)

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the three months ended March 31, 2003 or 2002.

Note 2. Related Party Transactions

Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company was approximately $45 million during the first quarter of 2003 and $104 million during the first quarter of 2002, including net premiums of $140,000 and $276,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, the servicing of loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of all Mortgage Loans that the Bank services, which is recognized as a reduction of interest income. The Bank earned service fees on the Company’s loans of $104,000, and $94,000 for the quarters ended March 31, 2003 and 2002, respectively. In its capacity as servicer, the Bank holds in custodial accounts at the Bank for Mortgage Loan payments received on behalf of the Company.

The Company entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) under which the Bank administers the day-to-day operations of the Company. The Advisor is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The Advisory Agreement is renewable for additional one-year periods. During 2002, the Bank received an annual advisory fee equal to $50,000, payable in equal quarterly installments. For 2003, the majority of the Board of Directors and a majority of our independent directors approved an increase in the annual fee to $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at March 31, 2003 and $13,000 at March 31, 2002.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. Accordingly, at March 31, 2003, the Bank currently owns 15,000 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $15.0 million.

Note 3. Dividends Payable

Dividends on the Series A Preferred Shares, Series B Preferred Shares, and the Series C Preferred Shares are payable at the rate of 10.5%, 8.875%, and 5.7% per annum, respectively, if, when and as authorized by the Company’s Board of Directors. If authorized, dividends on Series A Preferred Shares and Series C Preferred Shares are payable semiannually in arrears on the 30th day of June and December in each year. If authorized, dividends on Series B Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December each year.

If the Board of Directors does not authorize a dividend on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares for each of its respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding capital gains) to stockholders, and, generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the quarter ended March 31, 2003, the Company paid quarterly dividends of $932,000 to the holders of the Series B Preferred Shares, and the Company accrued $1,443,000 and $100,000 for Series A and Series C Preferred Shares dividends, respectively, which are paid semi-annually.

The Company expects to pay the holders of Common Stock an aggregate amount of dividends that is not less than 90% of the Company’s “REIT taxable income” (excluding capital gains) in order to remain qualified as a REIT. As of March 31, 2003, the Company has not declared dividends to the holders of its Common Stock.

Note 4. Common Stock

The Company was formed on April 19, 1999. According to its Articles of Incorporation, the Company has the authority to issue 25,000,000 shares of Common Stock with a par value of $0.01 per share. The Company initially issued 10,000,000 shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Preferred Shares in June 1999, the Company made a return of capital to the Bank. In June 2001, the Company acquired from the Bank approximately $14 million in Mortgage Assets in exchange for 1,243,472 shares of Common Stock and $7 million in cash. At March 31, 2003, the Company had 18,704,303 outstanding shares of Common Stock. Holders of Common Stock are entitled to receive dividends if, and when authorized and declared by the Board of Directors, out of funds legally available therefor after all preferred dividends have been paid for the full year. As of March 31, 2003, no Common Stock dividends have been declared for the year 2003.

Note 5. Preferred Stock

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million, including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. No dividends were payable at March 31, 2003 or 2002. However, the Company accrued dividends of $1,443,000 for the quarters ended March 31, 2003 and 2002.

In June 2001, the Company issued 7,000 shares of Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into Common Stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. No dividends were payable at March 31, 2003 or 2002. However, the Company accrued dividends of $100,000 for the quarters ended March 31, 2003 and 2002.

On January 24, 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $932,000 on March 30, 2003 and $695,000 for the period from initial issuance on January 24, 2002 to March 30, 2002.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares in whole (but not in part). The liquidation preference of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Series B Preferred Shares have a liquidation preference of $25 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for both the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for the Series B Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Series A Preferred Shares and the Series B Preferred Shares, and the single holder of the Series C Preferred Shares, have no voting rights.

Note 6. Concentration of Credit Risk

The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the state of California (72% of the total). Future economic, political, or other developments in this state could adversely affect the value of the Mortgage Loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three months ended March 31, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes, and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

Except for historical information and discussions contained herein, this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to the following:

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

Results of Operations

Overview

Net income was $2,782,000 for the first quarter of 2003, compared to $2,737,000 for the first quarter of 2002. The primary reason for the increase in interest income and net income in 2003 compared to 2002 was higher average earning assets related to the issuance of the Series B Preferred Shares. The ratio of earnings to fixed charges was 1.12x and 1.22x for the three months ended March 31, 2003 and 2002, respectively. Dividend payments are 100% of fixed charges.

Interest Income

Interest income was $2,855,000 for the first quarter of 2003, compared to $2,802,000 for the first quarter of 2002, due to an increase in average interest-earning assets. The weighted average yield on earning assets was 5.45% for the first quarter of 2003, compared to 5.96% for the first quarter of 2002 and 5.82% for the year 2002.

The following table sets forth the yields on earning assets for the periods indicated.

	Three Months Ended March 31,

	2003			2002

	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield

	($ in thousands)
Loans	$197,062	$2,811	5.71%	$178,745	$2,763	6.18%
Short-term investments	12,647	44	1.38%	9,387	39	1.67%

Total interest-earning assets	$209,709	$2,855	5.45%	$188,132	$2,802	5.96%

Loan portfolio yields were 5.71% for the first quarter of 2003, compared to 6.18% for the first quarter of 2002. The interest rates on adjustable rate loans vary with market rates, which dropped during 2002 and the first quarter of 2003.

Servicing and advisory fees

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the quarters ended March 31, 2003 and 2002, loan servicing fees were $104,000 and $94,000, respectively. The Company also incurs advisory fee expenses payable to the Bank. The Company entered into an advisory agreement with the Bank for services that the Bank renders on its behalf for which was paid $50,000 per annum for 2002. The Board of Directors voted to increase the servicing fee for 2003 to $75,000. Advisory fees for the quarters ended March 31, 2003 and 2002 were $19,000 and $13,000, respectively.

Other Operating Expenses

Other operating expenses consisted primarily of credit agency fees and audit fees. For the quarters ended March 31, 2003 and 2002, credit agency fees were $6,000 and $11,000, respectively, and auditing fees were $26,000 and $27,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At March 31, 2003 and December 31, 2002, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at March 31, 2003 and December 31, 2002 consisted entirely of single family mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of March 31, 2003 and December 31, 2002, there were no nonaccrual loans or loans that were troubled debt restructurings. In addition, at March 31, 2003 and December 31, 2002, there were no accruing loans that were contractually past due more than 90 days.

As of March 31, 2003, the Company had one loan for $1.8 million that was 90 days delinquent. The current loan-to-value ratio for this loan was approximately 67%, and the Company considers this loan to be well secured and in the process of collection.

The following table provides information with respect to the Company’s allowance for loan losses.

	Three Months Ended March 31, 2003	Year Ended December 31, 2002

	($ in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$200	$—
Provision charged to expense	—	200
Chargeoffs	—	—
Recoveries	—	—

Balance, end of period	$200	$200

Average loans for the period	$197,062	$195,904
Total loans at period end	$195,007	$187,879

Ratio of allowance for loan losses to total loans	0.10%	0.11%

During the first quarter of 2003, the Company recorded no additional provision for loan losses. As of March 31, 2003, the Company’s allowance for loan losses was 0.10% of total loans.

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

At March 31, 2003, 51% of our loans were secured by properties located in the San Francisco Bay Area, 12% in Los Angeles County, 9% in other parts of California, 17% in New York and contiguous states, and 11% in other parts of the United States. At March 31, 2003, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 50%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of our loan portfolio at March 31, 2003 by major geographic location.

	San Francisco Bay Area	Los Angeles County	Other Calif Areas	Greater New York City Area	Other	Total

	($ in thousands)
Mortgage loans	$98,870	$23,441	$18,082	$32,872	$21,742	$195,007
Percent by location	51%	12%	9%	17%	11%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Assets and to pay dividends. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used to pay operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from the payment of interest and principal on the Mortgage Assets should provide sufficient funds for operating requirements and to pay dividends in accordance with the requirements to be taxed as a REIT for the foreseeable future.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average earning asset balance approximately equal to two times the liquidation preference of its outstanding preferred shares.

At March 31, 2003, the Company’s loan portfolio consisted of 34% adjustable rate loans, 45% intermediate fixed rate loans, and 21% fixed rate loans, compared to 39% adjustable rate loans, 39% intermediate fixed loans, and 22% fixed rate loans at December 31, 2002. The weighted average yield on earning assets for the quarter ended March 31, 2003 was 5.45%, down 37 basis points compared to 5.82% for both the fourth quarter of 2002 and the year 2002. The current low interest rate environment is causing prepayment speeds to increase on higher yielding Mortgage Loans. During the quarter, the Company’s combined intermediate fixed and fixed rate portfolios were repaid at an annualized speed of approximately 88%. The Company has invested these prepayment proceeds in lower yielding Mortgage Loans, resulting in lower yields on earning assets. With earning assets approximately two times liabilities, the Company’s current earnings to fixed charges ratio is 1.12x for the first quarter of 2003, compared to 1.23x for the fourth quarter of 2002 and 1.19x for the year 2002.

At present, the Company attempts to reinvest its cash flow in intermediate fixed rate and fixed rate loans. This has resulted in a decrease in adjustable rate loans as a percentage of total outstanding Mortgage Loans to 34% at March 31, 2003 from 39% at December 31, 2002. With the interest rate environment declining over the last year to 40-year historical lows, the interest rate on adjustable rate loans has declined. The timing of decreases in interest income on adjustable rate loans depends on the loan’s interest rate index, the timing of decreases in the index, and the timing of the corresponding adjustments to the loan rate. During the first quarter of 2003, the weighted average coupon rate of adjustable rate loans declined 39 basis points to 4.70% from 5.09% at December 31, 2002. However, the weighted average coupon rate of the total portfolio declined only 18 basis points to 5.92% from 6.10%. At March 31, 2003, the interest rate index for 18% of the Mortgage Loans was based on the 11th District Cost of Funds Index (COFI). COFI is a lagging index that tends to respond much more slowly than a market rate index such as the prime rate to changes in the general interest rate environment.

The following table reflects the outstanding loan portfolio at March 31, 2003 by interest rate type.

	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio

	($ in thousands)
ARM loans:
COFI	$35,852	4.77%	2	18%
CMT	28,267	4.65	7	14
LIBOR	1,331	3.15	3	1
Prime	1,802	5.00	1	1

Total ARMs	67,252	4.70	4	34

Intermediate fixed:
13 months to 36 months	12,339	6.77	22	6
37 months to 60 months	59,740	6.42	41	31
Greater than 60 months	15,174	6.38	76	8

Total intermediate fixed	87,253	6.46	44	45

Total adjustable rate loans	154,505	5.69	27	79

Fixed rate loans	40,502	6.93	225	21

Total loans	$195,007	5.92%	68	100%

______________

(1)

Weighted average.

(2)

Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 31, 2003.

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total

Cash and investments	$14,975	$—	$—	$—	$—	$—	$14,975
Loans	51,305	20,556	14,057	55,140	53,949	—	195,007
Other assets	—	—	—	—	—	1,006	1,006

Total assets	$66,280	$20,556	$14,057	$55,140	$53,949	$1,006	$210,988

Other liabilities	$—	$—	$—	$—	$—	$1,587	$1,587
Stockholders’ equity	—	—	—	—	—	209,401	209,401

Total liabilities and equity	$—	$—	$—	$—	$—	$210,988	$210,988

Repricing GAP-positive (negative)	$66,280	$20,556	$14,057	$55,140	$53,949	$(209,982)

Cumulative repricing GAP:
Dollar amount	$66,280	$86,836	$100,893	$156,033	$209,982

Percent of total assets	31.4%	41.2%	47.8%	74.0%	99.5%

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

Our income consists primarily of interest earned on our mortgage assets and short-term investments. A significant portion of our mortgage assets bears interest at adjustable rates. If there is a decline in interest rates, we will experience a decrease in income available to be distributed to our shareholders. If interest rates decline, we may also experience an increase in prepayments on our mortgage assets and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on our preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect our ability to pay dividends on the preferred shares. Although we are permitted to do so, we do not currently hedge our interest rate exposure, and do not expect to do so.

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

Properties underlying our current mortgage assets are concentrated primarily in California. At March 31, 2003, approximately 72% of our mortgage assets were secured by properties located in California. Adverse economic, political, or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. California recently has experienced dramatic increases in energy prices, periodic energy supply shortages, and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our preferred shares.

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

The Bank has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from the Bank; servicing of mortgage loans; and the renewal, termination or modification of the advisory agreement or the servicing agreement. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including prices that are paid and received on the acquisition of mortgage assets by us or in connection with the servicing of mortgage loans. The requirement in the terms of the Series B preferred shares that certain of our actions be approved by a majority of the independent directors is also intended to ensure fair dealings between the Company and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

Although not required to do so, we currently acquire all of our mortgage assets from the Bank under a master mortgage loan purchase and servicing agreement between the Company and the Bank. We do not have independent underwriting criteria for the loans we purchase and rely on the Bank’s underwriting standards for loan originations. Those criteria may change over time. Our Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the board of directors without a vote of our shareholders. We intend to acquire all or substantially all of the additional mortgage assets we may acquire in the future from the Bank on terms that are comparable to those that could be obtained by us if such mortgage assets were purchased from unrelated third parties, but we cannot assure you that this will always be the case.

As a result of the fact that the Bank is our controlling shareholder and our advisor, it is possible that, notwithstanding our good faith belief to the contrary, we in fact pay more for these loans than if we bought them from an unaffiliated third party, and loans purchased from the Bank in the future may be of lesser quality than those currently in our loan portfolio.

If we were to fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of our preferred shares, would be reduced for the year or years involved, and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of our Series B preferred shares, because of the additional federal tax liability for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the Series A preferred shares, the Series B preferred shares or the Series C preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

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

•

Regulators also could prohibit or limit the payment of dividends on our preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%. At March 31, 2003, the Bank had a total risk-based capital ratio of 12.79%, a Tier 1 risk-based capital ratio of 9.41%, and a Tier 1 leverage ratio of 6.25%, which are sufficient for the Bank to be considered well capitalized.

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

Exhibits:

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 14, 2003	/s/ WILLIS H. NEWTON, JR.

WILLIS H. NEWTON, JR. Vice President and Chief Financial Officer, Treasurer, Director

Date: May 14, 2003	/s/ JULIE N. MIYACHI

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

Date: May 14, 2003	/s/ JAMES J. BAUMBERGER

	Name:	James J. Baumberger
	Title:	President and chief executive officer

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

Date: May 14, 2003	/s/ WILLIS H. NEWTON, JR.

	Name:	Willis H. Newton, Jr.
	Title:	Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement regarding calculation of earnings to fixed charges.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.