Form 10-Q
period 2003-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2003-08-13
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

7.25% Noncumulative Perpetual Series D Preferred Stock

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of July 31, 2003 was 29,362,633.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

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

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$12,126,000	$22,296,000
Single family mortgage loans	286,714,000	187,879,000
Multifamily mortgage loans	29,612,000	—
Less: Allowance for loan losses	(481,000)	(200,000)

Net loans	315,845,000	187,679,000
Accrued interest receivable	1,657,000	1,191,000
Prepaid expenses	42,000	10,000

Total assets	$329,670,000	$211,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$2,044,000
Dividends payable on preferred stock	48,000	—
Payable to First Republic Bank	22,000	13,000
Other payables	26,000	25,000

Total liabilities	96,000	2,082,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,362,633 and 18,704,303 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	294,000	187,000
Additional paid-in capital	165,000,000	105,107,000
Retained earnings	480,000	—
Dividends in excess of retained earnings	(200,000)	(200,000)

Total stockholders’ equity	329,574,000	209,094,000

Total liabilities and stockholders’ equity	$329,670,000	$211,176,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income:
Interest on loans	$2,719,000	$3,011,000	$5,530,000	$5,774,000
Interest on short-term investments	46,000	37,000	90,000	76,000

Total interest income	2,765,000	3,048,000	5,620,000	5,850,000

Operating Expense:
Advisory fees payable to First Republic Bank	19,000	12,000	38,000	25,000
General and administrative	49,000	51,000	103,000	103,000

Total operating expense	68,000	63,000	141,000	128,000

Net income	$2,697,000	$2,985,000	$5,479,000	$5,722,000

Net income	$2,697,000	$2,985,000	$5,479,000	$5,722,000
Dividends on preferred stock	2,524,000	2,476,000	4,999,000	4,713,000

Net income available to common stockholders	$173,000	$509,000	$480,000	$1,009,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,479,000	$5,722,000
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premium on loans	88,000	129,000
Changes in operating assets and liabilities:
Interest receivable	(466,000)	(548,000)
Receivable from First Republic Bank	—	21,000
Other assets	(32,000)	(15,000)
Payable to First Republic Bank	9,000	14,000
Other payables	1,000	(1,000)

Net cash provided by operating activities	5,079,000	5,322,000

Cash flows from investing activities:
Loans acquired from First Republic Bank	(204,325,000)	(124,218,000)
Principal payments on loans	76,071,000	33,994,000

Net cash used in investing activities	(128,254,000)	(90,224,000)

Cash flows from financing activities:
Issuance of preferred stock	60,000,000	42,000,000
Issuance of common stock to First Republic Bank	60,000,000	42,000,000
Dividends paid on preferred stock	(4,951,000)	(4,713,000)
Dividends paid on common stock	(2,044,000)	(2,053,000)

Net cash provided by financing activities	113,005,000	77,234,000

Decrease in cash and cash equivalents	(10,170,000)	(7,668,000)
Cash and cash equivalents at beginning of year	22,296,000	9,880,000

Cash and cash equivalents at end of period	$12,126,000	$2,212,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$48,000	$—

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

June 30, 2003

Note 1. Summary of Significant Accounting Policies

(a) Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The proceeds were used to fund the Company’s principal business of acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily residential real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders to be relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 29,362,633 shares of common stock, par value $0.01 per share (the “Common Stock”). The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s Common Stock is not publicly traded.

In June 1999, the Company completed an initial private offering of 55,000 shares of perpetual, exchangeable, noncumulative Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged, or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and are subject to significant restrictions on transfer. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”). The Company used the proceeds from the issuance of the Series A Preferred Shares to fund a dividend distribution to the Bank as the holder of initially all of the Company’s Common Stock.

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

In January 2002, the Company completed an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510). The Company received $42 million from the issuance of 1,680,000 shares of 8.875% noncumulative perpetual Series B preferred stock (the “Series B Preferred Shares”). The Series B Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCP.” Holders of Series B Preferred Shares are entitled to receive, if, when, and as authorized and declared by our Board of Directors, cash dividends out of assets of the

Company legally available therefor at an annual rate of 8.875% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued, and the Bank purchased, $42 million of additional Common Stock. The Company used the proceeds from the issuance of the Series B Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

In June 2003, the Company completed a public offering pursuant to a Registration Statement on Form S-11 (File No. 333-105434). The Company received $60 million from the issuance of 2,400,000 shares of 7.25% noncumulative perpetual Series D preferred stock (the “Series D Preferred Shares”), including the amount for underwriting fees contributed by the Bank. The Series D Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCO.” Holders of Series D Preferred Shares are entitled to receive, if, when, and as authorized and declared by our Board of Directors, cash dividends out of assets of the Company legally available therefor at an annual rate of 7.25% of the $25.00 liquidation preference per share and no more. In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional Common Stock. The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $87 million of single family, $30 million of multifamily mortgage loans, and $3 million of short-term investments.

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, and the Series D Preferred Shares are collectively referred to as the “Preferred Shares.” These interim statements are intended to be read in conjunction with the financial statements presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2002. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. During the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At June 30, 2003, Mortgage Loans totaled $316.3 million, of which $286.7 million were single family mortgages and $29.6 million were multifamily mortgages. At December 31, 2002, Mortgage Loans totaled $187.9 million, all of which were single family mortgages.

At June 30, 2003, 28% of the Mortgage Loans were adjustable rate loans, 56% were intermediate fixed rate loans, and 16% were fixed rate loans. The weighted average coupon rate for each loan type was 4.72%, 5.84% and 6.42%, respectively, and the weighted average maturity was 27.8 years. At December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans, and 22% were fixed rate loans. The weighted average coupon rate for the each loan type was 5.09%, 6.66%, and 6.93%, respectively, and the weighted average maturity was 28.3 years.

Interest income from loans is recognized in the month earned and is net of loan servicing fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of June 30, 2003 or December 31, 2002. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

(d) Allowance for Loan Losses

The Company established an allowance for loan losses of $200,000 in the third quarter of 2002, which was the balance at December 31, 2002. In June 2003, the Company increased its allowance for loan losses by $281,000, which was the amount transferred from the Bank when the Company acquired loans upon the issuance of the Series D Preferred Shares. The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company determines that an additional provision is required, the Company would provide for loan losses by charging current income.

(e) Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of June 30, 2003 or December 31, 2002.

(f) Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT, the Company paid no income taxes for the six months ended June 30, 2003 or 2002.

Note 2. Related Party Transactions

Since inception in April 1999, the Company acquired all of its loans from the Bank. The aggregate cost of such loans acquired by the Company during the second quarter was approximately $159 million in 2003 and $20 million in 2002, including net premiums of $507,000 and $51,000, respectively. The aggregate cost of such loans acquired during the first six months was approximately $204 million in 2003 and $124 million in 2002, including net premiums of $647,000 and $327,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company has entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges a servicing fee of 0.25% per year of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $110,000 and $111,000 for the second quarter ended June 30, 2003 and 2002, respectively, and $214,000 and $205,000 for the six months ended June 30, 2003 and 2002, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The Advisory Agreement is renewable for additional one-year periods. During 2002, the Bank received an annual advisory fee equal to $50,000, payable in equal quarterly installments. For 2003, the majority of the Board of Directors and a majority of our independent directors approved an increase in the annual fee to $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at June 30, 2003 and $13,000 at December 31, 2002.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. Accordingly, at June 30, 2003, the Bank owned 15,000 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $15.0 million.

Note 3. Dividends Payable

Dividends on the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares are payable at the rate of 10.5%, 8.875%, 5.7%, and 7.25% per annum, respectively, if, when and as authorized by the Company’s Board of Directors. If authorized, dividends on Series A Preferred Shares and Series C Preferred Shares are payable semiannually in arrears on the 30th day of June and December in each year. If authorized, dividends on the Series B Preferred Shares and Series D Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December each year.

If the Board of Directors does not authorize a dividend on either the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares, or the Series D Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding capital gains) to stockholders, and, generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the quarter ended June 30, 2003, the Company paid quarterly dividends of $932,000 to the holders of the Series B Preferred Shares, and semi-annual dividends of $2,888,000 and $199,000 for the Series A and Series C Preferred Shares, respectively. During the second quarter, the Company accrued dividends payable of $48,000 for the Series D Preferred Shares, which have a first payment date of September 30, 2003.

The Company expects to pay the holders of Common Stock an aggregate amount of dividends that is not less than 90% of the Company’s “REIT taxable income” (excluding capital gains) in order to remain qualified as a REIT. As of June 30, 2003, the Company has not declared dividends to the holders of its Common Stock.

Note 4. Common Stock

As of June 30, 2003, the Company is authorized to issue 50,000,000 shares of Common Stock with a par value of $0.01 per share. The Company initially issued 10,000,000 shares to the Bank in exchange for approximately $111 million of assets. Upon the issuance of $55 million of Series A Preferred Shares in June 1999, the Company made a return of capital to the Bank. In June 2001, the Company acquired from the Bank approximately $14 million in Mortgage Assets in exchange for 1,243,472 shares of Common Stock and $7 million in cash. In January 2002, the Company acquired from the Bank approximately $80 million in Mortgage Assets in exchange for 7,460,831 shares of Common Stock and $42 million in cash. In June 2003, the Company acquired approximately $120 million in Mortgage Assets from the Bank in exchange for 10,658,330 shares of Common Stock and $60 million in cash. At June 30, 2003, the Company had 29,362,633 outstanding shares of Common Stock.

Holders of Common Stock are entitled to receive dividends if and when authorized and declared by the Board of Directors, out of funds legally available therefor after all preferred dividends have been paid for the full year. As of June 30, 2003, no Common Stock dividends have been declared for the year 2003.

Note 5. Preferred Stock

As of June 30, 2003, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued each of the following series of preferred stock, par value $0.01 per share.

	At June 30,	At December 31,
	2003	2002
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	—

Total preferred stock	$164,000,000	$104,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million, including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $2,888,000 on June 30, 2003.

In June 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into Common Stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $199,000 on June 30, 2003.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million, including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $932,000 on June 30, 2003.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million including underwriting fees contributed by the Bank. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The first dividend payment date for the Series D Preferred Shares will be September 30, 2003. As of June 30, 2003, the Company accrued dividend expense of $48,000 payable on that date.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Preferred Shares, in whole (but not in part). The liquidation preference for both the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for both the Series B Preferred Shares and the Series D Preferred Share is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Preferred Shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for both the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for both the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Preferred Shares have no voting rights.

Note 6. Concentration of Credit Risk

The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the state of California (74% of the total). Future economic, political, or other developments in this state could adversely affect the value of the Mortgage Loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and six months ended June 30, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes, and tables included in this quarterly report.

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

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. It is important to communicate future expectations to investors. There may be events in the future, however, that cannot be accurately predicted or controlled, and that may cause actual results to differ materially from the expectations described in the forward-looking statements. Caution should be taken that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage and residential lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in the Company’s other filings with the SEC or in materials incorporated therein by reference.

Results of Operations

Overview

Net income was $2,697,000 for the second quarter of 2003, compared with $2,985,000 for the second quarter of 2002. For the first six months, net income was $5,479,000 in 2003, compared with $5,722,000 in 2002. The decrease is primarily due to a decrease in the yield on mortgage loans. The ratio of earnings to fixed charges was 1.07x and 1.10x for the quarter and six months ended June 30, 2003, compared with 1.21x for each of the same periods in 2002. Dividend payments are 100% of fixed charges.

Interest Income

Interest income was $2,765,000 for the second quarter of 2003, compared with $3,048,000 for the second quarter of 2002 due to a general decline in interest rates to a 40-year low. Interest income was $5,620,000 and $5,850,000 for the first six months of 2003 and 2002, respectively. The weighted average yield on earning assets was 5.11% for the second quarter of 2003, compared with 5.79% for the second quarter of 2002 and 5.82% for all of 2002.

The following table sets forth the yields on earning assets for the periods indicated.

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	($ in thousands)
Loans	$199,609	$2,719	5.44%	$202,164	$3,011	5.96%
Short-term investments	16,504	46	1.10%	8,218	37	1.77%

Total interest-earning assets	$216,113	$2,765	5.11%	$210,382	$3,048	5.79%

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	($ in thousands)
Loans	$198,243	$5,530	5.57%	$190,519	$5,774	6.06%
Short-term investments	14,586	90	1.22%	8,799	76	1.71%

Total interest-earning assets	$212,829	$5,620	5.28%	$199,318	$5,850	5.87%

Loan portfolio yields were 5.44% for the second quarter of 2003, compared with 5.96% for the second quarter of 2002. The interest rates on adjustable rate loans vary with market rates, which dropped during 2002 and the first six months of 2003.

Servicing and Advisory Fees

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the quarters ended June 30, 2003 and 2002, loan servicing fees were $110,000 and $111,000, respectively. For the six months ended June 30, 2003 and 2002, loan servicing fees were $214,000 and $205,000, respectively.

The Company also incurs advisory fee expenses payable to the Bank. The Company entered into an advisory agreement with the Bank for services that the Bank renders on its behalf for which was paid $50,000 per annum for 2002. The Board of Directors voted to increase the annual advisory fee for 2003 to $75,000. Advisory fees for the quarters ended June 30, 2003 and 2002 were $19,000 and $12,000, respectively. For the six months ended June 30, 2003 and 2002, advisory fees were $38,000 and $25,000, respectively.

Other Operating Expenses

Other operating expenses consisted primarily of credit agency fees and audit fees. For the quarters ended June 30, 2003 and 2002, credit agency fees were $8,000 and $10,000, respectively, and auditing fees were $14,000 and $14,000, respectively. For the six months ended June 30, 2003 and 2002, credit agency fees were $14,000 and $21,000, respectively, and auditing fees were $40,000 and $41,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At June 30, 2003 and December 31, 2002, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at June 30, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. At December 31, 2002, the loan portfolio consisted entirely of single family mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of June 30, 2003 and December 31, 2002, there were no nonaccrual loans or loans that were troubled debt restructurings. In addition, at June 30, 2003 and December 31, 2002, there were no accruing loans that were contractually past due more than 90 days.

The following table provides information with respect to the Company’s allowance for loan losses.

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
	($ in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$200	$—
Provision charged to expense	—	200
Transfer from the Bank	281	—
Chargeoffs	—	—
Recoveries	—	—

Balance, end of period	$481	$200

Average loans for the period	$198,243	$195,904
Total loans at period end	$316,326	$187,879
Ratio of allowance for loan losses to total loans	0.15%	0.11%

During June 2003, the Company recorded an increase in the allowance for loan losses of $281,000, which was the amount transferred from the Bank when the Company acquired loans upon the issuance of the Series D Preferred Shares. As of June 30, 2003, the Company’s allowance for loan losses was 0.15% of total loans.

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

At June 30, 2003, 53% of our loans were secured by properties located in the San Francisco Bay Area, 12% in Los Angeles County, 9% in other parts of California, 17% in New York and contiguous states, and 9% in other parts of the United States. At June 30, 2003, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of our loan portfolio at June 30, 2003 by major geographic location.

	San Francisco Bay Area	Los Angeles County	Other Calif. Areas	Greater New York City Area	Other	Total
	($ in thousands)
Mortgage loans	$170,290	$36,800	$27,296	$53,975	$27,965	$316,326
Percent by location	53%	12%	9%	17%	9%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Assets and to pay dividends. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used to pay operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from the payment of interest and principal on the Mortgage Assets is expected to provide sufficient funds for operating requirements and to pay dividends in accordance with the requirements to maintain REIT status for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s current earnings to fixed charges ratio is 1.07x for the second quarter of 2003, compared with 1.12x for the first quarter of 2003 and 1.19x for the year 2002.

With the interest rate environment declining over the last year to 40-year historical lows, the yields on average interest-earning assets have dropped. The decline in yields are primarily the result of increased prepayment speeds on higher-yielding assets with the cashflow reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets for the quarter ended June 30, 2003 was 5.11%, down 34 basis points, compared with 5.45% for the first quarter of 2003 and 5.82% for all of year 2002.

At June 30, 2003, 28% of the Mortgage Loans were adjustable rate loans, 56% were intermediate fixed rate loans, and 16% were fixed rate loans. The weighted average coupon rate for each loan type was 4.72%, 5.84% and 6.42%, respectively, and the weighted average maturity was 27.8 years. At December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans, and 22% were fixed rate loans. The weighted average coupon rate for each loan type was 5.09%, 6.66% and 6.93%, respectively, and the weighted average maturity was 28.3 years.

The timing of changes in yields on adjustable rate mortgage loans depends on the loan’s interest rate index, the timing of changes in the index, and the timing of the corresponding adjustments to the loan rate. At June 30, 2003, the weighted average coupon rate of adjustable rate loans declined 37 basis points to 4.72% from 5.09% at December 31, 2002. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (COFI). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At June 30, 2003, adjustable rate loans indexed to COFI were 59% of total adjustable rate mortgages (ARM), or 17% of total Mortgage Loans.

During the second quarter ended June 30, 2003, combined intermediate fixed and fixed rate loans were repaid at an annualized speed of approximately 89%. The Company has invested these prepayment proceeds in lower-yielding Mortgage Loans. At present, the Company attempts to reinvest most of its cash flow in intermediate fixed rate and fixed rate loans. At June 30, 2003, the Company’s loan portfolio consisted of 56% intermediate fixed rate loans, and 16% fixed rate loans, compared with 39% intermediate fixed loans, and 22% fixed rate loans at December 31, 2002.

The following table reflects the outstanding loan portfolio at June 30, 2003 by interest rate type.

	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
	($ in thousands)
ARM loans:
COFI	$53,175	4.75%	1	17%
CMT	29,911	4.63	7	9
LIBOR	3,800	4.27	2	1
12 MAT	794	7.50	4	—
Prime	1,785	5.00	1	1

Total ARMs	89,465	4.72	3	28

Intermediate fixed:
13 months to 36 months	31,835	6.54	30	10
37 months to 60 months	116,957	5.68	49	37
Greater than 60 months	29,128	5.69	86	9

Total intermediate fixed	177,920	5.84	52	56

Total adjustable rate loans	267,385	5.46	36	84
Fixed rate loans	48,941	6.42		16

Total loans	$316,326	5. 61%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2003.

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$12,126	$—	$—	$—	$—	$—	$12,126
Loans	75,483	17,432	33,466	114,124	75,821	—	316,326
Other assets	—	—	—	—	—	1,218	1,218

Total assets	$87,609	$17,432	$33,466	$114,124	$75,821	$1,218	$329,670

Other liabilities	$—	$—	$—	$—	$—	$96	$96
Stockholders’ equity	—	—	—	—	—	329,574	329,574

Total liabilities and equity	$—	$—	$—	$—	$—	$329,670	$329,670

Repricing
GAP-positive (negative)	$87,609	$17,432	$33,466	$114,124	$75,821	$(328,452)

Cumulative repricing GAP:
Dollar amount	$87,609	$105,041	$138,507	$252,631	$328,452

Percent of total assets	26.6%	31.9%	42.0%	76.6%	99.6%

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

Although not required to do so, to date we have acquired all of the loans in our portfolio from the Bank. All of these loans were originated by the Bank. The quantity and quality of future loan originations by the Bank will depend on conditions in the markets in which the Bank operates, particularly real estate values and interest rates. Consequently, we cannot assure you that the Bank will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by the Bank declines or the yields on those loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

Our loans are concentrated in California and adverse conditions there could adversely affect our operations.

Properties underlying our current mortgage assets are concentrated primarily in California. At June 30, 2003, approximately 74% of our mortgage assets were secured by properties located in California. Adverse economic, political, or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. California recently has experienced dramatic increases in energy prices, periodic energy supply shortages, and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our preferred shares.

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

We may acquire different kinds of mortgage loans, which could be riskier than the loans we primarily hold.

Through the first quarter of 2003, our Mortgage Loans consisted entirely of single family mortgages. During the second quarter of 2003, we acquired multifamily real estate secured mortgages from the Bank, which can be riskier investments than single family residential loans, and we may continue to acquire multifamily mortgages. Additionally, although we have no immediate plans to do so, we reserve the right to acquire other types of mortgages such as loans secured by commercial properties, which can be riskier investments than single family mortgages. Loans other than single family residential mortgages tend to have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

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

The Bank has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from the Bank; servicing of mortgage loans; and the renewal, termination or modification of the advisory agreement or the servicing agreement. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including prices that are paid and received on the acquisition of mortgage assets by us or in connection with the servicing of mortgage loans. The requirement in the terms of the Preferred Shares that certain of our actions be approved by a majority of the independent directors is also intended to ensure fair dealings between the Company and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of the Preferred Shares, would be reduced for the year or years involved, and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of the Preferred Shares, because of the additional federal tax liability for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the Preferred Shares nor would it give the holders of the Preferred Shares the right to have their shares redeemed.

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

Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our shareholders, including dividends on our preferred shares, or to redeem our preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse affect on our financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on our preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%. At June 30, 2003, the Bank had a total risk-based capital ratio of 13.98%, a Tier 1 risk-based capital ratio of 9.17%, and a Tier 1 leverage ratio of 6.13%, which are sufficient for the Bank to be considered well capitalized.

•	The FDIC could limit or prohibit the payment of dividends on the Preferred Shares if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status that we distribute 90% of our REIT taxable income for any calendar year. If this caused us to cease to qualify as a REIT, we would become subject to corporate level taxation. Additional taxation would reduce the amount of income available for us to pay dividends.

Recent Legislation May Affect REITs.

Recently, legislation has been enacted which reduces the federal tax burden with respect to certain dividends paid by regular C corporations. Such legislation decreases the tax advantage of a REIT relative to a regular C corporation, because the dividends received by an individual stockholder from the regular C corporation are generally subject to a lower rate of federal income tax. However, it is not possible to predict with any certainty the effects this legislation may have on the value of our preferred shares.

ITEM 4.	CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s chief executive officer and Chief Financial Officer (the “Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on that review and evaluation, the Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the internal controls of the Company, or the Bank, that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 20, 2003).

4	Specimen certificate representing the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 20, 2003).

12	Statement regarding calculation of earnings to fixed charges.

31	Certifications pursuant to 15 U.S.C. 78m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

1. On June 23, 2003, the Company filed a Form 8-K relating to Item 5 therein, covering the Company’s press release on June 20, 2003 announcing the pricing of its offering of $60,000,000 in aggregate principal amount of its 7.25% Noncumulative Perpetual Series D Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: August 12, 2003	/s/ WILLIS H. NEWTON, JR.
WILLIS H. NEWTON, JR. Vice President and Chief Financial Officer, Treasurer, Director

Date: August 12, 2003	/s/ JULIE N. MIYACHI
JULIE N. MIYACHI Vice President, Operations and Reporting, Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 20, 2003).

4	Specimen certificate representing the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 20, 2003).

12	Statement regarding calculation of earnings to fixed charges.

31	Certifications pursuant to 15 U.S.C. 78m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.