Form 10-Q
period 2003-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2003-11-12
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number: 000-33461

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of October 31, 2003 was 29,362,633.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim financial statements are unaudited. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$9,556,000	$22,296,000

Single family mortgage loans	293,421,000	187,879,000
Multifamily mortgage loans	27,568,000	—
Less: Allowance for loan losses	(481,000)	(200,000)

Net loans	320,508,000	187,679,000

Accrued interest receivable	1,623,000	1,191,000
Prepaid expenses	28,000	10,000

Total assets	$331,715,000	$211,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$2,044,000
Dividends payable on preferred stock	1,544,000	—
Payable to First Republic Bank	19,000	13,000
Other payables	6,000	25,000

Total liabilities	1,569,000	2,082,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,362,633 and 18,704,303 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	294,000	187,000
Additional paid-in capital	165,000,000	105,107,000
Retained earnings	852,000	—
Dividends in excess of retained earnings	—	(200,000)

Total stockholders’ equity	330,146,000	209,094,000

Total liabilities and stockholders’ equity	$331,715,000	$211,176,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest on loans	$4,169,000	$2,981,000	$9,699,000	$8,755,000
Interest on short-term investments	34,000	31,000	124,000	107,000

Total interest income	4,203,000	3,012,000	9,823,000	8,862,000

Provision for loan losses	—	200,000	—	200,000

Total interest income after provision for loan losses	4,203,000	2,812,000	9,823,000	8,662,000

Operating expense:
Advisory fees payable to First Republic Bank	18,000	13,000	56,000	38,000
General and administrative	50,000	46,000	153,000	149,000

Total operating expense	68,000	59,000	209,000	187,000

Net income	$4,135,000	$2,753,000	$9,614,000	$8,475,000

Net income	$4,135,000	$2,753,000	$9,614,000	$8,475,000
Dividends on preferred stock	3,563,000	2,475,000	8,562,000	7,188,000

Net income available to common stockholders	$572,000	$278,000	$1,052,000	$1,287,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$9,614,000	$8,475,000
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	200,000
Amortization of net premium on loans	182,000	189,000
Changes in operating assets and liabilities:
Accrued interest receivable	(432,000)	(533,000)
Receivable from First Republic Bank	—	21,000
Prepaid expenses	(18,000)	(4,000)
Payable to First Republic Bank	6,000	—
Other payables	(19,000)	(9,000)

Net cash provided by operating activities	9,333,000	8,339,000

Cash flows from investing activities:
Loans acquired from First Republic Bank	(263,416,000)	(154,213,000)
Principal payments on loans	130,405,000	62,922,000

Net cash used in investing activities	(133,011,000)	(91,291,000)

Cash flows from financing activities:
Issuance of preferred stock	60,000,000	42,000,000
Issuance of common stock to First Republic Bank	60,000,000	42,000,000
Dividends paid on preferred stock	(7,018,000)	(5,644,000)
Dividends paid on common stock	(2,044,000)	(2,053,000)

Net cash provided by financing activities	110,938,000	76,303,000

Decrease in cash and cash equivalents	(12,740,000)	(6,649,000)
Cash and cash equivalents at beginning of year	22,296,000	9,880,000

Cash and cash equivalents at end of period	$9,556,000	$3,231,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,544,000	$1,544,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

September 30, 2003

Note 1. Summary of Significant Accounting Policies

(a) Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) on April 19, 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The Company used this initial capital to acquire mortgage loans from the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 29,362,633 shares of common stock, par value $0.01 per share (the “Common Stock”). The Bank owns all of the Common Stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s Common Stock is not publicly traded.

In June 1999, the Company completed an initial private offering of 55,000 shares of perpetual, exchangeable, noncumulative 10.5% Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law, are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and are subject to significant restrictions on transfer. The Company used the proceeds from the issuance of the Series A Preferred Shares to fund a dividend distribution to the Bank as the holder of initially all of the Company’s Common Stock.

In June 2001, the Company completed a private placement of $7 million of perpetual, exchangeable, noncumulative 5.7% Series C preferred shares (the “Series C Preferred Shares”) that are convertible into Common Stock of the Bank. The Series C Preferred Shares are convertible into Bank shares at a price of $30.56 per share. In connection with this transaction, the Company issued, and the Bank purchased, $7 million of additional Common Stock. The Company used the proceeds from the issuance of the Series C Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $14 million of single family mortgage loans.

In January 2002, the Company completed an initial public offering pursuant to a Registration Statement on Form S-11 (File No. 333-72510). The Company received $42 million from the issuance of 1,680,000 shares of 8.875% noncumulative perpetual Series B preferred stock (the “Series B Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are included for quotation on the Nasdaq National Market under the symbol “FRCCP.” In connection with this transaction, the Company issued, and the Bank purchased, $42 million of additional Common Stock. The Company used the proceeds from the issuance of the Series B Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

In June 2003, the Company completed a public offering pursuant to a Registration Statement on Form S-11 (File No. 333-105434). The Company received $60 million from the issuance of 2,400,000 shares of 7.25% noncumulative perpetual Series D preferred stock (the “Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the

Bank purchased, $60 million of additional Common Stock. The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of Common Stock to acquire from the Bank approximately $87 million of single family, $30 million of multifamily mortgage loans, and $3 million of short-term investments.

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

The Company has acquired Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair values of the loans acquired. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans acquired by the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At September 30, 2003, Mortgage Loans totaled $321.0 million, of which $293.4 million were single family mortgages and $27.6 million were multifamily mortgages. At December 31, 2002, Mortgage Loans totaled $187.9 million, all of which were single family mortgages.

At September 30, 2003, 29% of the Mortgage Loans were adjustable rate loans, 58% were intermediate fixed rate loans, and 13% were fixed rate loans. The weighted average coupon rate for each loan type was 4.76%, 5.54% and 6.27%, respectively, and the weighted average maturity was 27.5 years. At December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans, and 22% were fixed rate loans. The weighted average coupon rate for the each loan type was 5.09%, 6.66%, and 6.93%, respectively, and the weighted average maturity was 28.3 years.

Interest income from loans is recognized in the month earned and is net of loan servicing fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual or impaired loans as of September 30, 2003 or December 31, 2002. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

(d) Allowance for Loan Losses

The Company established an allowance for loan losses of $200,000 in the third quarter of 2002, which was the balance at December 31, 2002. In June 2003, the Company increased its allowance for loan losses by $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans the Company acquired using the proceeds from the issuance of the Series D Preferred Shares. The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company determines that an additional provision is required, the Company would provide for loan losses by charging current income.

(e) Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has never owned any real estate.

(f) Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit at the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine months ended September 30, 2003 or 2002.

Note 2. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its loans from the Bank. The aggregate cost of these loans acquired by the Company during the third quarter was approximately $61 million in 2003 and $30 million in 2002, including net premiums of $259,000 and net discounts of $146,000, respectively. The aggregate cost of these loans acquired during the first nine months was approximately $264 million in 2003 and $154 million in 2002, including net premiums of $833,000 and $181,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company has entered into an Amended and Restated Master Loan Purchase and Servicing Agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $181,000 and $110,000 for the third quarter ended September 30, 2003 and 2002, respectively, and $395,000 and $315,000 for the nine months ended September 30, 2003 and 2002, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

The Company entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with the Bank under which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The Advisory Agreement is renewable for additional one-year periods. During 2002, the Bank received an annual advisory fee equal to $50,000, payable in equal quarterly installments. For 2003, the Board of Directors of the Company, including a majority of our independent directors, approved an increase in the annual fee to $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at September 30, 2003 and $13,000 at December 31, 2002.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. During the third quarter of 2003, the Bank purchased 1,000 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $1.0 million. Accordingly, at September 30, 2003, the Bank owned 16,000 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $16.0 million.

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

If the Board of Directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding capital gains) to stockholders, and, generally, the Company cannot pay dividends on the Common Stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the quarter ended September 30, 2003, the Company paid quarterly dividends of $932,000 to holders of the Series B Preferred Shares. The Company paid $1,136,000 to the holders of the Series D Preferred Shares for dividends accrued since the inception date of June 27, 2003 to September 30, 2003. For the same quarter, the Company accrued dividends payable of $1,444,000 and $100,000 for the Series A and Series C Preferred Shares.

The Company expects to pay the holders of Common Stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding capital gains) in order to remain qualified as a REIT. The Company has not declared dividends to the holders of its Common Stock for the periods from January 1 to September 30 of 2003 or 2002.

Note 4. Common Stock

As of September 30, 2003, the Company is authorized to issue 50,000,000 shares of Common Stock with a par value of $0.01 per share. At September 30, 2003, 29,362,633 shares were outstanding. The Company initially issued 10,000,000 shares to the Bank and used the proceeds to acquire approximately $111 million of assets. Upon the issuance of $55 million of Series A Preferred Shares in June 1999, the Company made a return of capital to the Bank. In June 2001, the Company issued 1,243,472 shares of Common Stock and used the proceeds and $7 million in cash to acquire from the Bank approximately $14 million in Mortgage Assets. In January 2002, the Company issued 7,460,831 shares of Common Stock and used the proceeds and $42 million in cash to acquire from the Bank approximately $80 million in Mortgage Assets. In June 2003, the Company issued 10,658,330 shares of Common Stock and used the proceeds and $60 million in cash to acquire approximately $120 million in Mortgage Assets from the Bank.

Holders of Common Stock are entitled to receive dividends if and when authorized and declared by the Board of Directors, out of funds legally available therefor after all preferred dividends have been paid for the full year. As of September 30, 2003, no Common Stock dividends have been declared for the year 2003.

Note 5. Preferred Stock

As of September 30, 2003, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued each of the following series of preferred stock, par value $0.01 per share.

	At September 30, 2003	At December 31, 2002
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	—

Total preferred stock	$164,000,000	$104,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million, including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company accrued dividends of $1,444,000 for the quarter ended September 30, 2003.

In June 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into Common Stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company accrued dividends of $100,000 for the quarter ended September 30, 2003.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million, including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $932,000 on September 30, 2003.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million including underwriting fees contributed by the Bank. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The first dividend payment date for the Series D Preferred Shares was September 30, 2003, when the Company paid dividends of $1,136,000 for the period inception from June 27, 2003 to September 30, 2003.

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

Note 6. Concentration of Credit Risk

The Company presently holds Mortgage Loans in respect of real estate properties primarily located in the state of California (70% of the total). Future economic, political, or other developments in this state could adversely affect the value of the Mortgage Loans. (For additional information, see “Significant Concentration of Credit Risk” herein.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and nine months ended September 30, 2003. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes, and tables included in this quarterly report.

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

Results of Operations

Overview

Net income was $4,135,000 for the third quarter of 2003, compared with $2,753,000 for the third quarter of 2002. For the first nine months, net income was $9,614,000 in 2003, compared with $8,475,000 in 2002. The increase is primarily due to an increase in interest income. The ratio of earnings to fixed charges was 1.16x and 1.12x for the quarter and nine months ended September 30, 2003, compared with 1.11x and 1.18x for the same periods in 2002. Dividend payments are 100% of fixed charges.

Interest Income

Interest income was $4,203,000 for the third quarter of 2003, compared with $3,012,000 for the third quarter of 2002. Interest income was $9,823,000 and $8,862,000 for the first nine months of 2003 and 2002, respectively. The increase in interest income was due to higher average loan balances, offset by lower average rates on loans. The weighted average yield on earning assets was 5.08% for the third quarter of 2003 and 5.18% for the first nine months of 2003, compared with 5.73% for the third quarter and 5.82% for the first nine months of 2002.

The following table sets forth the yields on earning assets for the periods indicated.

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	($ in thousands)
Loans	$316,481	$4,169	5.25%	$202,643	$2,981	5.88%
Short-term investments	13,314	34	1.02%	7,634	31	1.60%

Total interest-earning assets	$329,795	$4,203	5.08%	$210,277	$3,012	5.73%

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
	($ in thousands)
Loans	$238,088	$9,699	5.42%	$194,605	$8,755	6.00%
Short-term investments	14,158	124	1.16%	8,407	107	1.68%

Total interest-earning assets	$252,246	$9,823	5.18%	$203,012	$8,862	5.82%

Loan portfolio yields were 5.25% for the third quarter of 2003, compared with 5.88% for the third quarter of 2002. The interest rates on adjustable rate loans vary with market rates, which dropped during 2002 and the first nine months of 2003.

Servicing and Advisory Fees

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the quarters ended September 30, 2003 and 2002, loan servicing fees were $181,000 and $110,000, respectively. For the nine months ended September 30, 2003 and 2002, loan servicing fees were $395,000 and $315,000, respectively.

The Company also incurs advisory fee expenses payable to the Bank. The Company entered into an advisory agreement with the Bank for services that the Bank renders on its behalf for which was paid $50,000 per annum for 2002. The Board of Directors voted to increase the annual advisory fee for 2003 to $75,000. Advisory fees for the quarters ended September 30, 2003 and 2002 were $18,000 and $13,000, respectively. For the nine months ended September 30, 2003 and 2002, advisory fees were $56,000 and $38,000, respectively.

Other Operating Expenses

Other operating expenses consisted primarily of credit agency fees and audit fees. For the quarters ended September 30, 2003 and 2002, credit agency fees were $9,000 and $6,000, respectively, and auditing fees were $19,000 and $15,000, respectively. For the nine months ended September 30, 2003 and 2002, credit agency fees were $23,000 and $27,000, respectively, and auditing fees were $60,000 and $56,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At September 30, 2003 and December 31, 2002, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at September 30, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. At December 31, 2002, the loan portfolio consisted entirely of single family mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of September 30, 2003 and December 31, 2002, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at September 30, 2003 and December 31, 2002, there were no accruing loans that were contractually past due more than 90 days.

The following table provides information with respect to the Company’s allowance for loan losses.

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
	($ in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$200	$—
Provision charged to expense	—	200
Transfer from the Bank	281	—
Chargeoffs	—	—
Recoveries	—	—

Balance, end of period	$481	$200

Average loans for the period	$316,481	$195,904
Total loans at period end	$320,989	$187,879

Ratio of allowance for loan losses to total loans	0.15%	0.11%

During June 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of September 30, 2003, the Company’s allowance for loan losses was 0.15% of total loans.

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

At September 30, 2003, 52% of our loans were secured by properties located in the San Francisco Bay Area, 10% in Los Angeles County, 8% in other parts of California, 19% in New York and contiguous states, and 11% in other parts of the United States. At September 30, 2003, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of our loan portfolio at September 30, 2003 by major geographic location.

	San Francisco Bay Area	Los Angeles County	Other Calif. Areas	Greater New York City Area	Other	Total
	($ in thousands)
Mortgage loans	$167,126	$32,361	$25,309	$60,241	$35,952	$320,989
Percent by location	52%	10%	8%	19%	11%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Assets. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used to pay operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from the payment of interest and principal on the Mortgage Assets is expected to provide sufficient funds for operating requirements and to pay dividends in accordance with the requirements to maintain REIT status for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s current earnings to fixed charges ratio is 1.16x for the third quarter of 2003, compared with 1.07x for the second quarter of 2003 and 1.19x for the year 2002.

With the interest rate environment declining over the last year to 45-year historical lows, the yields on average interest-earning assets have dropped. The decline in yields are primarily the result of increased prepayment of higher-yielding assets with the proceeds of the prepaid Mortgage Loans reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets was 5.08% for the quarter and 5.18% for the first nine months of 2003, compared with 5.11% for the second quarter of 2003 and 5.82% for all of year 2002.

At September 30, 2003, 29% of the Mortgage Loans were adjustable rate loans, 58% were intermediate fixed rate loans, and 13% were fixed rate loans. The weighted average coupon rate for each loan type was 4.76%, 5.54% and 6.27%, respectively, and the weighted average maturity was 27.5 years. At December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans, and 22% were fixed rate loans. The weighted average coupon rate for each loan type was 5.09%, 6.66% and 6.93%, respectively, and the weighted average maturity was 28.3 years.

The timing of changes in the average yields on adjustable rate Mortgage Loans depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. At September 30, 2003, the weighted average coupon rate of adjustable rate loans had declined 33 basis points to 4.76% from 5.09% at December 31, 2002. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (COFI). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At September 30, 2003, adjustable rate loans indexed to COFI were 56% of total adjustable rate mortgages (ARM), or 16% of total Mortgage Loans.

At the beginning of the third quarter of 2003, the gross principal outstanding for intermediate fixed and fixed rate loans was $218.6 million of which $38.9 million was collected during the quarter. As a result of the low interest rates, the Company reinvested these repayment proceeds in lower-yielding Mortgage Loans. At September 30, 2003, the Company’s loan portfolio consisted of 58% intermediate fixed rate loans and 13% fixed rate loans, compared with 39% intermediate fixed loans and 22% fixed rate loans at December 31, 2002. The weighted average coupon rate for intermediate fixed and fixed rate loans had declined 112 basis points and 66 basis points, respectively, from December 31, 2002.

The following table reflects the outstanding loan portfolio at September 30, 2003 by interest rate type.

	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
	($ in thousands)
ARM loans:
COFI	$52,657	4.68%	2	16%
CMT	31,603	4.71%	6	10%
Prime	6,115	6.07%	1	2%
LIBOR	3,785	4.18%	3	1%

Total ARMs	94,160	4.76%	3	29%

Intermediate fixed:
12 months to 36 months	30,839	6.27%	30	10%
37 months to 60 months	126,532	5.38%	49	39%
Greater than 60 months	28,094	5.43%	86	9%

Total intermediate fixed	185,465	5.54%	51	58%

Total adjustable rate loans	279,625	5.28%	35	87%

Fixed rate loans	41,364	6.27%		13%

Total loans	$320,989	5.41%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates principal balances outstanding net of amortized principal payments by maturity dates or interest rate adjustments as of September 30, 2003:

	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$9,556	$—	$—	$—	$—	$—	$9,556
Loans	85,727	16,102	40,390	122,048	56,722	—	320,989
Other assets	—	—	—	—	—	1,170	1,170

Total assets	$95,283	$16,102	$40,390	$122,048	$56,722	$1,170	$331,715

Other liabilities	$—	$—	$—	$—	$—	$1,569	$1,569
Stockholders’ equity	—	—	—	—	—	330,146	330,146

Total liabilities and equity	$—	$—	$—	$—	$—	$331,715	$331,715

Repricing GAP-positive (negative)	$95,283	$16,102	$40,390	$122,048	$56,722	$(330,545)

Cumulative repricing GAP:
Dollar amount	$95,283	$111,385	$151,775	$273,823	$330,545

Percent of total assets	28.7%	33.6%	45.8%	82.5%	99.6%

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

Properties underlying our current mortgage assets are concentrated primarily in California. At September 30, 2003, approximately 70% of our mortgage assets were secured by properties located in California. Adverse economic, political, or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages, and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our Preferred Shares.

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

Through the first quarter of 2003, our Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, we acquired multifamily real estate secured mortgages from the Bank, which can be riskier investments than single family residential loans, and we may continue to acquire multifamily mortgages. Additionally, although we have no immediate plans to do so, we reserve the right to acquire other types of mortgages such as loans secured by commercial properties, which can be riskier investments than single family mortgages. Loans other than single family residential mortgages tend to have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

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

The Bank, which holds almost all of our common shares, is involved in virtually every aspect of our business. We do not have any employees because we have retained the Bank to perform all necessary functions pursuant to the advisory agreement and the servicing agreement. Accordingly, we are dependent for the selection, structuring and monitoring of our mortgage assets on the officers and employees of the Bank, as advisor. In addition, we are dependent upon the expertise of the Bank, as servicer, for the servicing of the mortgage loans. Neither the advisory agreement nor the servicing agreement resulted from arms-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory and servicing agreements with the Bank requires the affirmative vote of a majority of our Board of Directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of our independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services.

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

If we were to fail to qualify as a REIT, we would be subject to federal and state income taxes at regular corporate rates.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal and state income taxes, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of the Preferred Shares, would be reduced for the year or years involved, and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of the Preferred Shares, because of the additional federal and state tax liabilities for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the Preferred Shares nor would it give the holders of the Preferred Shares the right to have their shares redeemed.

Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and in the best interest of holders of our Common Stock and Preferred Shares to revoke our REIT election. The tax law generally prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

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

Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our shareholders, including dividends on our Preferred Shares, or to redeem our Preferred Shares or even require the Bank to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse affect on our financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on our Preferred Shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%. At September 30, 2003, the Bank had a total risk-based capital ratio of 13.53%, a Tier 1 risk-based capital ratio of 8.92%, and a Tier 1 leverage ratio of 5.87%, which are sufficient for the Bank to be considered well capitalized.

•	The FDIC could limit or prohibit the payment of dividends on the Preferred Shares if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status that we distribute 90% of our REIT taxable income for any calendar year. If this caused us to cease to qualify as a REIT, we would become subject to corporate level taxation. Additional taxation would reduce the amount of income available for us to pay dividends.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

12	Statement regarding calculation of earnings to fixed charges.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 12, 2003	/s/ JAMES J. BAUMBERGER
JAMES J. BAUMBERGER
President and Director
(Principal Executive Officer)

Date: November 12, 2003	/s/ WILLIS H. NEWTON, JR.
WILLIS H. NEWTON, JR.
Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement regarding calculation of earnings to fixed charges.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.