Form 10-K
period 2003-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2004-03-11
CIK 1143834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20429

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number: 000-33461

FIRST REPUBLIC PREFERRED

CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-1971389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor San Francisco, California (Address of principal executive offices)	94111 (Zip code)

Registrant’s telephone number, including area code: (415) 392-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

8.875% Noncumulative Perpetual Series B Preferred Stock

7.25% Noncumulative Perpetual Series D Preferred Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).        Yes ☒    No ☐

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2003 was approximately $18,000.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of March 8, 2004 was 29,362,633.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, the following:

•	business strategy;

•	estimates regarding capital requirements and the need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled, and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation’s filings with the SEC or in materials incorporated therein by reference.

Throughout this document, “Company,” “we,” “our” and “us” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Item 1.	BUSINESS

General

First Republic Preferred Capital Corporation is a Nevada corporation formed by First Republic Bank in April 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The Company used this initial capital to acquire mortgage loans from the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively referred to herein as the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties that were acquired from the Bank. We refer to these loans as the Mortgage Loans throughout this document. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 29,362,633 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the common stock is not publicly traded.

General Description of Mortgage Assets

Current Mortgage Assets. The Company’s Mortgage Assets as of December 31, 2003 consisted of Mortgage Loans originated by the Bank and secured by single family (one-to-four unit) homes and multifamily properties. At December 31, 2003, the aggregate outstanding principal balance of those loans was $322.5 million.

Single Family Mortgage Loans. The Bank originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Fannie Mae. Substantially all of the single family mortgage loans that the Company acquires from the Bank are nonconforming because the loans have original principal balances that exceed the limits for FHLMC or Fannie Mae programs. The Company believes that all single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

Each single family mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single family (one-to-four unit) residential properties, including shares allocated to a dwelling unit in a residential cooperative housing corporation. Real estate properties underlying single family mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. The Company currently expects that most of the single family mortgage loans acquired will be adjustable rate or intermediate fixed rate mortgage loans; however, the Company may also purchase longer-term fixed rate single family mortgage loans.

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles and for recently constructed properties in Las Vegas. The buildings securing the Company’s multifamily loans are, generally, seasoned operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of Mortgage Assets immediately following the acquisition.

Commercial Mortgage Loans. Although the Company currently does not own any commercial mortgage loans, the Company may acquire from time to time in the future commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans and multifamily mortgage loans together would constitute more than 15% of Mortgage Assets immediately following the acquisition. For a variety of reasons, commercial mortgage loans can be significantly more risky than single family mortgage loans.

Management Policies and Programs

As discussed elsewhere in this report, the Bank administers the Company’s Mortgage Assets. In doing so, the Bank has a high degree of autonomy. The Company’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders.

Asset Acquisition Policies. The Company purchases from time to time additional Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from the Bank. As a majority-owned subsidiary of the Bank, the Company acquires loans from the Bank at prices equal to the book values at which the Bank carries the loans in the Bank’s financial statements. The Company believes that the prices paid generally approximate their fair values. In the future, the Company would expect these prices to approximate the fair value for recently originated loans; however, the prices that the Company pays will not be determined through arm’s-length transactions with third parties. Neither the Company nor the Bank currently has specific policies with respect to the acquisition by the Company from the Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company intends to acquire only performing loans from the Bank. The Company may also periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties and has not entered into any agreements with third parties to purchase Mortgage Assets. The Bank, however, has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither the Bank nor any of its affiliates had amounts or types of Mortgage Assets sufficient to meet the Company’s requirements. The Company currently anticipates purchasing Mortgage Assets comprised of primarily single family mortgage loans and multifamily housing mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets.

In addition, the Company is permitted to invest up to 25% of the total value of assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such assets.

In order to preserve the Company’s status as a REIT under the Internal Revenue Code, substantially all of the Company’s assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company currently does not intend to invest in shares or interests in other REITs.

Capital and Leverage Policies. If the Company’s Board of Directors decides that additional funding is required, the Company may seek to raise funds through equity offerings or debt financings. The Company may also seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring that the REIT distribute not less than 90% of its REIT taxable income (excluding deductions for any dividends paid and any net capital gains) and taking into account taxes that would be imposed on undistributed taxable income.

The Company has no debt outstanding and currently does not intend to incur any indebtedness. The organizational documents, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company may incur. Notwithstanding the foregoing, the terms of the Company’s preferred shares provide that the Company may not incur debt for borrowed money in excess of 25% of our total stockholders’ equity without the approval of a majority of the independent directors. Any debt incurred may include intercompany advances made by the Bank to the Company.

The Company may also issue additional preferred shares. The Company is prohibited, however, from issuing preferred shares ranking senior to the Series A preferred shares, the Series B preferred shares, the Series C preferred shares or the Series D preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised the Company that, at the date of this report, it owns approximately $25.3 million of the Company’s Series A preferred shares. Because the Company’s articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting the Company’s preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of the Company’s preferred shares. The Company is prohibited from issuing preferred shares ranking either senior or equal to the Series A preferred shares, Series B preferred shares, the Series C preferred shares, or the Series D preferred shares without the approval of a majority of the independent directors. The Company currently does not intend to issue any additional series of preferred shares.

Credit Risk Management Policies. The Company intends that each mortgage loan acquired from the Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Assets held will be serviced pursuant to a servicing agreement with the Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of the single family mortgage loans, with Fannie Mae and FHLMC guidelines and procedures.

Conflict of Interest Policies. Because of the nature of the Company’s relationship with the Bank, conflicts of interest may arise with respect to certain transactions, including, without limitation, the acquisition of Mortgage Assets from the Bank and the modification of the advisory agreement or the servicing agreement. Despite this potential, it is the Company’s policy, and the policy of the Bank, to keep the terms of any financial dealings with the Bank consistent with those available from unrelated third parties in the mortgage lending industry. In addition, neither the advisory agreement nor the loan purchase and servicing agreement, each discussed elsewhere in this report, may be modified or terminated without the approval of a majority of the independent directors.

Conflicts of interest between the Company and the Bank also arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower. Additional conflicts will arise in connection with actions taken by the Bank as the Company’s controlling shareholder. It is the Company’s intention and the intention of the Bank that any agreements and transactions between the Company, on the one hand, and the Bank, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that the Bank must perform foreclosures and dispositions of the Mortgage Loans with a view toward the Company’s interests. There can be no assurance, however, that any such agreement or transaction in fact will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

There are no provisions in the Company’s articles of incorporation limiting any officer, director, security holder or affiliate from having any direct or indirect interest in any Mortgage Assets to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding or managing such Mortgage Assets. As described elsewhere in this report, the Company expects that the Bank will have direct interests in transactions with the Company, including without limitation, the transfer of Mortgage Assets to the Company. The Company does not currently anticipate, however, that any of its officers or directors will have any interests in such Mortgage Assets.

Insurance Policies. The Bank follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. The Company believes that the properties underlying the Mortgage Loans held are adequately insured for these types of losses.

Other Policies. The Company does not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to Mortgage Assets. The Company does not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although the Company is permitted under REIT guidelines to invest up to 25% of our portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans and other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, officers, directors or other affiliates.

The Company may, under certain circumstances, purchase the Company’s preferred shares or common shares in the open market or otherwise. The Company has no present intention of repurchasing any shares of capital stock, and any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT, and only upon approval by the Board of Directors.

The Company currently intends to make investments and to operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause the Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in the Company’s best interests and in the best interest of the shareholders to revoke the Company’s REIT status.

The Company currently does not intend to borrow money or issue securities senior to the preferred shares, or otherwise to incur any indebtedness in connection with operations. The Company reserves the right, however, to do so at anytime, although indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of the Board of Directors without a vote of the shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by the Bank in 1998, the Mortgage Loans held by the Company were originated by the Bank in the ordinary course of its real estate lending activities. Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D Preferred Stock offering. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages. At December 31, 2002, Mortgage Loans totaled $187.9 million, all of which were single family mortgage loans.

At December 31, 2003, the Mortgage Loan portfolio had interest rates generally ranging from 2.97% to 7.12% per annum, a weighted average note rate of 5.30% per annum, and a weighted average remaining term of approximately 24 years. The Mortgage Loans were originated between October 1983 and May 2003 and had original terms to stated maturity of primarily 30 years. The weighted average number of months from origination of the loans through December 31, 2003 was 35 months.

The weighted average “loan-to-value ratio” for the Mortgage Loans was approximately 57% at December 31, 2003. “Loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property. The provisions governing the Company’s Mortgage Loans include “due-on-sale” clauses, which prevent the unauthorized transfer of property serving as collateral for the mortgage loan and accelerate the obligation to repay the entire outstanding principal balance of the loan or any such transfer.

Mortgage Loans. The Mortgage Loan portfolio consists of adjustable and fixed interest rate types, which are more fully described below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, Six-Month Eleventh District COFI ARM, and One-Year

Treasury (“CMT”) ARM; intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

A majority of the Mortgage Loans have adjustable interest rate types. Of the total Mortgage Loans, 28% (by principal balance) are adjustable rate Mortgage Loans that bear interest at rates that adjust within one year, and 56% are intermediate fixed rate Mortgage Loans that bear interest at rates that will adjust after an initial period during which the interest rate is fixed. The interest rate on an adjustable rate mortgage loan typically is tied to either the COFI or the CMT index and is adjustable periodically. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

The interest rate on an adjustable rate mortgage loan generally includes a “gross margin.” “Gross margin” with respect to a mortgage loan that is an ARM is an applicable fixed percentage that is added to the applicable index to calculate the current interest rate paid by the borrower of such mortgage loan (without taking into account any interest rate caps or minimum interest rates). Gross margin is not applicable to longer-term fixed rate mortgage loans.

The interest rate on each type of ARM loan product such as the COFI ARM or the CMT ARM periodically adjusts subject to lifetime interest rate caps, minimum interest rates and, in the case of most ARMs, maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Except for the Monthly Eleventh District COFI ARMs, effective with each rate adjustment date, the monthly principal and interest payment on an ARM will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate.

Of the $322.5 million of total Mortgage Loans, 53% are intermediate fixed rate loans that are automatically convertible (the 5/1 Year ARMs, 7/1 Year ARMs and 10/1 year ARMs). The interest rate for these automatically convertible mortgage loans is fixed at an initial rate for a certain amount of years (five to ten years in the case of the loans referenced above), after which time the loan generally converts to a One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. An additional 3% are mortgage loans that reprice every five years. These loans are repriced based on the 5-year CMT index.

Underwriting Standards. The Bank has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by the Bank during the period in which the Mortgage Loans were originated or purchased by the Bank, as applicable.

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

The Bank requires title insurance policies protecting the priority of the Bank’s liens for all Mortgage Loans and fire and casualty insurance for Mortgage Loans. Generally, for any single family mortgage loan in an amount exceeding 80% of the appraised value of the security property, the Bank currently requires mortgage insurance from an independent mortgage insurance company.

Substantially all fixed-rate mortgage loans originated by the Bank contain a “due-on-sale” clause providing that the Bank may declare a mortgage loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank’s ARMs generally are assumable by a borrower determined to be qualified by the Bank.

Geographic Distribution; Loan Size. Approximately 72% of the outstanding principal balance of the Company’s $322.5 million Mortgage Loan portfolio is secured by properties located in California. Consequently, the Company’s loan portfolio will be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on the Mortgage Loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

Loan-to-Value Ratios; Insurance. The single family mortgage loans having loan-to-value ratios of greater than 80% are insured under primary mortgage guaranty insurance policies. At the time of origination of the single family mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each single family mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such single family mortgage loan or the principal balance of such single family mortgage loan, whichever is less. If the real estate property underlying a single family mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. The Company does not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to single family mortgage loans, nor is any single family mortgage loan insured by the Federal Housing Administration or guaranteed by the Veterans Administration. For multifamily loans, the Company’s policies are to obtain an appraisal on each loan and, generally, to not exceed a loan-to-value ratio of 75%.

The Company’s Relationship with the Bank

Amended and Restated Master Loan Purchase and Servicing Agreement. The Company acquires Mortgage Loans from the Bank pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “Servicing Agreement”). Of the Mortgage Loans serviced by the Bank pursuant to the terms of the Servicing Agreement, the Bank, as servicer, retains a service fee equal to 0.25% per year calculated monthly based on the gross outstanding principal balances of loans in the loan portfolio.

The Servicing Agreement requires the Bank to service the Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of single family mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The Servicing Agreement requires the Bank to service the Mortgage Loans with a view toward the Company’s interests. The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the Mortgage Loans it services. The Bank also provides accounting and reporting services required by the Company for the Mortgage Loans. The Servicing Agreement requires the Bank to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising both foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Bank may from time to time transfer, assign and sell all of its servicing obligations under the Servicing Agreement, subject to the Company’s reasonable consent.

The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If the Bank makes advances, the Bank generally is reimbursed prior to our receipt of the proceeds of the mortgage loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank’s failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank that cause the policies to be canceled by the insurer. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for the Company’s benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. However, the Bank does not have the authority to enter into contracts in the Company’s name.

The Company may terminate the Servicing Agreement upon the occurrence of one or more events specified in the Servicing Agreement. These events relate generally to the Bank’s proper and timely performance of its duties and obligations under the Servicing Agreement. As long as the Series B preferred shares or Series D preferred shares remain outstanding, the Company may not terminate the Servicing Agreement without the approval of a majority of independent directors.

As is customary in the mortgage loan servicing industry, the Bank is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. The Bank receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by it.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, the Bank generally enforces any “due-on-sale” clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may provide that the Bank be prohibited from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which the Bank retains as additional servicing compensation.

Advisory Agreement. The Company has an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with the Bank pursuant to which the Bank administers the Company’s day-to-day operations. As advisor, the Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT for federal income tax purposes. The Bank may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of mortgage finance and the administration of Mortgage Assets. The Bank may, with the approval of a majority of the Company’s Board of Directors as well as a majority of the Company’s independent directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Bank, in connection with the subcontracting of any of its obligations under the Advisory Agreement, may not be discharged or relieved in any respect from its obligations under the Advisory Agreement.

The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2003, the Bank owned approximately $2.65 billion of single family mortgage loans, $439.1 million of multifamily loans and $1.39 billion of other loans secured by real estate. In its single family mortgage loan business, the Bank originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2003, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $3.05 billion.

The Advisory Agreement had an initial term of one year and has been and will be renewed for additional one-year periods unless the Company terminates the agreement, which the Company may do at any time upon 90 days’ prior written notice to the Bank. The Bank cannot refuse the Company’s request to renew the agreement. As long as any preferred shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Company’s Board of Directors, as well as by a majority of the independent directors. During 2003, the Bank received an annual advisory fee equal to $75,000 payable in equal quarterly installments with respect to the advisory and management services. That fee may be increased with the approval of a majority of the Board of Directors, including a majority of the independent directors.

As a result of the Company’s relationship with the Bank, certain conflicts of interest arise with respect to transactions, including future acquisitions of Mortgage Assets from the Bank, servicing Mortgage Loans, future dispositions of Mortgage Assets to the Bank, and the renewal, termination or modification of the Advisory Agreement or the Servicing Agreement.

Employees

The Company currently has no employees. However, the Company does have five officers who are described in Item 10 of this report. The Company does not anticipate that it will require any employees because it has retained the Bank to perform certain functions pursuant to the Servicing Agreement and the Advisory Agreement. Each of the Company’s officers currently is also an employee and/or director of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank. Currently, none of the officers, directors or employees has any direct or indirect pecuniary interest in any Mortgage Asset owned by the Company, and the Company does not expect any of the officers, directors or employees to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

Competition

The Company does not engage in the business of originating mortgage loans. While the Company intends to acquire additional Mortgage Assets, the Company anticipates that these additional Mortgage Assets will be acquired from the Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring the Company’s Mortgage Assets. The Bank, from which the Company expects to continue to purchase most or all of its Mortgage Assets in the future, will face competition from these organizations.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2003, 2002 and 2001, all Internal Revenue Code requirements for a REIT were met, including the distribution of cash dividends on common stock.

Item 2.	PROPERTIES

The Company neither own nor lease any property.

Item 3.	LEGAL PROCEEDINGS

The Company is not currently involved in nor, to its knowledge, currently threatened with any material litigation.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. In addition to the Bank, there are approximately 125 holders of the common stock. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on common stock of $1,255,000 for 2003, $2,044,000 for 2002 and $2,053,000 for 2001, which represents 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares.

As of December 31, 2003, the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2003, 29,362,633 shares were outstanding. The Company initially issued 10,000,000 shares to the Bank and used the proceeds to acquire approximately $111 million of assets. Upon the issuance of $55 million of Series A preferred shares in June 1999, the Company made a return of capital to the Bank. In June 2001, the Company issued 1,243,472 shares of common stock to the Bank and used the proceeds and $7 million in cash to acquire from the Bank approximately $14 million in Mortgage Assets. In January 2002, the Company issued 7,460,831 shares of common stock and used the proceeds and $42 million in cash to acquire from the Bank approximately $80 million in Mortgage Assets. In June 2003, the Company issued 10,658,330 shares of common stock and used the proceeds and $60 million in cash to acquire approximately $120 million in Mortgage Assets from the Bank.

Series A Preferred Shares

In June 1999, the Company completed a private offering of 55,000 shares of its Perpetual, Exchangeable, Noncumulative Series A Preferred Shares (“Series A Preferred Shares”) and received proceeds of $55 million including underwriting fees contributed by the Bank. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law. The Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to Institutional Accredited Investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

The Company used the proceeds from the offering to fund a dividend distribution to the Bank as the holder of initially all of the common stock.

The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $5,775,000 for the year ended December 31, 2003.

Series B Preferred Shares

In January 2002, the Company issued and sold 1,680,000 shares of its 8.875% Noncumulative Perpetual Series B Preferred Stock (“Series B Preferred Shares”) in an initial public offering. The proceeds of $42 million and the additional issuance of 7,460,831 shares of common stock were used to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

The Company’s Series B Preferred Shares are quoted on the Nasdaq National Stock Market, Inc. under the symbol “FRCCP.” Material holders of Series B Preferred Shares, if any, are set forth in Item 12 of this report. Holders of Series B Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors, out of the Company’s assets legally available therefor, cash dividends at an annual rate of 8.875%, or $2.21875 per annum per share, of the $25.00 liquidation preference per share, and no more. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $3,728,000 for the year ended December 31, 2003.

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

The following table presents the high and low sales prices for the Series B Preferred Shares for each quarter during the period from January 2003 through December 31, 2003:

	2003		2002
Quarter	High	Low	High	Low
First	$26.76	$25.26	$25.50	$24.80
Second	$27.60	$25.75	$25.25	$24.70
Third	$27.07	$25.62	$25.50	$24.65
Fourth	$27.32	$26.00	$25.74	$25.05

Series C Preferred Shares

In June 2001, the Company issued and sold 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock (“Series C Preferred Shares”) in a private placement to a single holder. The Series C Preferred Shares do not have an established public trading market and are not listed on any exchange or automated quotation system. The sale of the Series C Preferred Shares was effected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act of 1933, as amended. The holder of the Series C Preferred Shares is entitled to receive, if, when and as authorized and declared by the Board of Directors, out of the Company’s assets legally available therefor, cash dividends at an annual rate of 5.7%, or $57 per annum per share, of the $1,000 stated value per share, and no more. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $399,000 for the year ended December 31, 2003.

The Company used the proceeds of $7 million and the additional issuance of 1,243,000 shares of common stock to acquire from the Bank approximately $14 million of single family mortgage loans.

The Series C Preferred Shares are not redeemable by the Company prior to June 15, 2007. However, the holder of the Series C Preferred Shares has the right at any time or from time to time, at the holder’s option, to exchange all or any of the Series C Preferred Shares held of record by the holder into fully paid and nonassessable shares of common stock, par value $.01 per share, of the Bank, at a rate of 32.7172 shares of Bank common stock for each Series C Preferred Share surrendered for exchange, subject to adjustment. In addition, the Series C Preferred Shares will be exchanged automatically for newly issued shares of preferred stock of the Bank upon the occurrence of any of the tax events described above, including by order of the FDIC or the Nevada Commissioner.

Series D Preferred Shares

In June 2003, the Company completed a public offering and received $60 million from the issuance of 2,400,000 shares of its 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional common stock. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The first dividend payment date for the Series D Preferred Shares was September 30, 2003, when the Company paid dividends of $1,136,000 for the period from inception, June 27, 2003, to September 30, 2003. The Company paid dividends of $2,223,000 for the year ended December 31, 2003.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from the Bank approximately $87 million of single family, $30 million of multifamily mortgage loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter during the period from July 1, 2003 through December 31, 2003:

	2003
Quarter	High		Low
First	$	n/a	$	n/a
Second	$	n/a	$	n/a
Third		$25.35		$20.75
Fourth		$25.00		$23.43

Item 6.	SELECTED FINANCIAL DATA

The following table presents certain financial data for each year ended December 31, 2003, 2002, 2001, 2000 and the period from the Company’s inception to December 31, 1999. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the

Company’s financial statements, which have been audited by KPMG LLP, independent accountants. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operations in Item 7 of this report.

	As of December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Selected Balance Sheet Data
Assets:
Cash and short-term investments	$6,766	$22,296	$9,880	$3,400	$4,045
Single family mortgage loans	296,051	187,879	116,751	109,195	108,119
Multifamily mortgage loans	26,454	—	—	—	—
Less: Allowance for loan losses	(481)	(200)	—	—	—
Other assets	1,607	1,201	750	699	640

Total assets	$330,397	$211,176	$127,381	$113,294	$112,804

Liabilities:
Dividends payable on common stock	$1,255	$2,044	$2,053	$1,976	$1,488
Other payables	48	38	34	24	22

Total liabilities	1,303	2,082	2,087	2,000	1,510

Stockholders’ equity:
Series A preferred stock	55,000	55,000	55,000	55,000	55,000
Series B preferred stock	42,000	42,000	—	—	—
Series C preferred stock	7,000	7,000	7,000	—	—
Series D preferred stock	60,000	—	—	—	—
Common stock	294	187	112	100	100
Additional paid-in capital	165,000	105,107	63,182	56,194	56,194
Dividends in excess of retained earnings	(200)	(200)	—	—	—

Total stockholders’ equity	329,094	209,094	125,294	111,294	111,294

Total liabilities and stockholders’ equity	$330,397	$211,176	$127,381	$113,294	$112,804

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Loans 90+ days past due and in accrual status	—	—	—	—	—
Nonperforming assets, as a percent of total assets	—	—	—	—	—
Loans 90+ days past due and in accrual status, as a percent of total assets	—	—	—	—	—

	Year Ended December 31, 2003, 2002, 2001 and 2000 and the Period from Inception (April 19, 1999) to December 31, 1999
(Dollars in thousands)	2003	2002	2001	2000	1999
Selected Financial Information
Interest income:
Interest on loans	$13,502	$11,799	$7,941	$7,583	$4,735
Interest on short-term investments	152	154	240	293	199

Total interest income	13,654	11,953	8,181	7,876	4,943
Provision for loan losses	—	200	—	—	—
Operating expenses	274	246	141	125	77

Net income before preferred stock dividends	13,380	11,507	8,040	7,751	4,857
Preferred stock dividends	12,125	9,663	5,987	5,775	3,369

Net income available to common stockholders	$1,255	$1,844	$2,053	$1,976	$1,488

Ratio of earnings to fixed charges	1.10x	1.19x	1.34x	1.34x	1.44x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, investments, and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers the accounting policy for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. The allowance for loan losses is recorded by transfer from the Bank at loan purchase or by charging current income in such amounts as to establish and maintain an allowance at a level that can be reasonably anticipated. The Company estimates future losses resulting from the inability of customers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing Mortgage Loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse affect on the Company’s financial condition and results of operations.

Another significant estimate required in the preparation of the Company’s financial statements includes estimating the life of loans or the rate of principal repayment of loans. The life of a loan affects the amortization of purchase discounts or premiums. Since the Company amortizes purchase discounts or premiums over the estimated life of Mortgage Loans, an adjustment to the amortization would be made for an increase in prepayment speeds.

Results of Operations

Net income before preferred stock dividends was $13,380,000 for 2003, $11,507,000 for 2002 and $8,040,000 for 2001. During 2003, the increase in average interest-earning assets resulted in higher total interest income. However, the drop in interest rates during the past two years resulted in lower average yields compared with 2001.

Total Interest Income

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	2003			2002			2001
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$259,096	$13,502	5.21%	$195,904	$11,799	6.02%	$113,929	$7,941	6.97%
Short-term investments	13,445	152	1.13	9,417	154	1.63	6,570	240	3.65

Total interest-earning assets	$272,541	$13,654	5.01%	$205,321	$11,953	5.82%	$120,499	$8,181	6.79%

The average yield on interest-earning assets declined to 5.01% in 2003, compared with 5.82% for 2002 and 6.79% for 2001. Loan portfolio yields were 5.21%, 6.02%, and 6.97%, respectively. The declines in yields reflect the decline in the overall rate environment over the last several years.

The average balance of short-term investments was $13.4 million, $9.4 million, and $6.6 million for the year ended December 31, 2003, 2002, and 2001, respectively. The average yield on the interest-bearing money market account dropped to 1.13% in 2003 from 1.63% in 2002 and 3.65% in 2001.

Interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets.

The following table presents a summary of the changes in interest earned resulting from changes in average asset balances (volume) and changes in average interest rates for the periods indicated. Where significant, the changes in interest due to both volume and rate have been allocated to the changes due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Tax-exempt income from short-term investments is presented on a tax-equivalent basis.

	2003 vs. 2002			2002 vs. 2001
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$3,489	$(1,786)	$1,703	$5,151	$(1,293)	$3,858
Short-term investments	57	(59)	(2)	93	(179)	(86)

Total increase (decrease)	$3,546	$(1,845)	$1,701	$5,244	$(1,472)	$3,772

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of our loan portfolio, which reduces the interest income that is received by the Company. For 2003, 2002 and 2001, the Bank earned service fees on the Company’s loans of $582,000, $428,000 and $281,000, respectively. The Company has entered into an Advisory Agreement with the Bank for services the Bank renders on the Company’s behalf for which it was paid $50,000 per annum through 2002. The Board of Directors voted to increase the annual advisory fee for 2003 to $75,000. For each year ended December 31, 2003, 2002 and 2001, advisory fees were $75,000, $50,000 and $50,000, respectively.

Other operating expenses were primarily related to credit agency fees and audit fees. Collectively, these fees and other lesser operating expenses were $274,000, $196,000 and $91,000 for each year ended December 31, 2003, 2002, and 2001, respectively. During the year ended December 31, 2003, 2002 and 2001, credit agency fees were $32,000, $33,000 and $45,000, respectively. Auditing fees for each year ended December 31, 2003, 2002 and 2001 were $80,000, $66,000 and $30,000, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At December 31, 2003 and 2002, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on our mortgage loan portfolio.

Mortgage Loans

The loan portfolio at December 31, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. At December 31, 2002, the loan portfolio consisted entirely of single family mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of December 31, 2003 and 2002, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 31, 2003 and 2002, there were no accruing loans that were contractually past due more than 90 days.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities, or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within our loan portfolio.

At December 31, 2003, 54% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 11% in Los Angeles County, 7% in other parts of California, 19% in New York and contiguous states and 9% in other parts of the United States. At December 31, 2003, the weighted average loan to value ratio on the Mortgage Loans was approximately 57%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of the Company’s loan portfolio at December 31, 2003 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Los Angeles County	Other California Areas	Greater New York City Area	Las Vegas Nevada	Other	Total
Single family loans	$151,783	$32,227	$20,639	$60,019	$653	$30,730	$296,051
Multifamily loans	20,880	2,257	2,046	857	414	—	26,454

Total	$172,663	$34,484	$22,685	$60,876	$1,067	$30,730	$322,505

Percent by location	54%	11%	7%	19%	—	9%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The Company expects that the cash generated from interest and principal payments on Mortgage Assets will provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average interest-earning asset balance of approximately two times the liquidation preference of outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.10x for the year 2003, compared with 1.19x for 2002.

With the interest rate environment declining over the last year to 40-year historical lows, the yields on average interest-earning assets have dropped. The declines in yields are primarily the result of increased prepayment of higher-yielding assets with the proceeds of the prepaid Mortgage Loans reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets was 5.01% for 2003, compared with 5.82% for 2002.

At December 31, 2003, 28% of the Mortgage Loans were adjustable rate loans, 56% were intermediate fixed rate loans and 16% were fixed rate loans. The weighted average coupon rate for each loan type was 4.68%, 5.43% and 5.92%, respectively, and the weighted average maturity was 24 years. At December 31, 2002, 39% were adjustable rate loans, 39% were intermediate fixed rate loans and 22% were fixed rate loans. The weighted average coupon rate for each loan type was 5.09%, 6.66% and 6.93%, respectively, and the weighted average maturity was 28.3 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. At December 31, 2003, the weighted average coupon rate of adjustable rate loans had declined 41 basis points to 4.68% from 5.09% at December 31, 2002. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 31, 2003, adjustable rate loans indexed to COFI were 54% of total adjustable rate mortgages (“ARM”), or 15% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at December 31, 2003 was $234.4 million, or 72% of total loans. Repayments of intermediate fixed and fixed rate loans during 2003 were a significant portion of the total repayment proceeds of $159.7 million. The high level of repayments was the result of low interest rates. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans declined 123 basis points during 2003, and the weighted average coupon rate for fixed rate loans declined 101 basis points during 2003.

The following table presents the outstanding loan portfolio at December 31, 2003 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$47,901	4.57%	1	15%
CMT	30,803	4.67	6	10
Libor	3,291	3.92	2	1
Prime	6,087	5.99	1	2

Total ARMs	88,082	4.68	3	28

Intermediate fixed:
13 months to 36 months	29,015	6.18	29	9
37 months to 60 months	121,098	5.28	47	37
Greater than 60 months	32,310	5.33	84	10

Total intermediate fixed	182,423	5.43	51	56

Total adjustable rate loans	270,505	5.19	35	84
Fixed rate loans	52,000	5.92		16

Total loans	$322,505	5.30%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table presents principal balances outstanding net of amortized principal payments by maturity dates or interest rate adjustment dates as of December 31, 2003:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$6,766	$—	$—	$—	$—	$—	$6,766
Loans	78,027	17,356	39,062	118,111	69,949	—	322,505
Other assets	—	—	—	—	—	1,126	1,126

Total assets	$84,793	$17,356	$39,062	$118,111	$69,949	$1,126	$330,397

Other liabilities	$—	$—	$—	$—	$—	$1,303	$1,303
Stockholders’ equity	—	—	—	—	—	329,094	329,094

Total liabilities and equity	$—	$—	$—	$—	$—	$330,397	$330,397

Repricing GAP— positive (negative)	$84,793	$17,356	$39,062	$118,111	$69,949	$(329,271)

Cumulative repricing GAP:
Dollar amount	$84,793	$102,149	$141,211	$259,322	$329,271

Percent of total assets	25.7%	30.9%	42.7%	78.5%	99.7%

The Company does not intend to sell mortgage loans. Furthermore, the Company has not engaged in business activities related to foreign currency transactions or commodity based instruments and has not made any investments in equity securities subject to price fluctuations.

Risk Factors

Our results will be affected by factors beyond our control.

The value of our mortgage loan portfolio and the amount of cash flow generated by the portfolio will be affected by a number of factors beyond our control. These factors may include the following:

•	the condition of the national economy and the local economies of the regions in which our mortgage borrowers live, particularly insofar as they affect interest rates and real estate values;

•	sudden or unexpected changes in economic conditions, including changes that might result from recent or future terrorist attacks and the U.S. response to such attacks;

•	the financial condition of our borrowers and those borrowers’ ability to make mortgage payments;

•	factors that affect the rates at which obligors on Mortgage Loans may refinance them, including interest rate levels and the availability of credit; and

•	other factors that affect the affordability and value of real estate, including energy costs and real estate taxes.

A decline in interest rates could reduce our earnings and affect our ability to pay dividends.

Our income consists primarily of interest earned on Mortgage Loans and short-term investments. A significant portion of Mortgage Assets bears interest at adjustable rates. If there is a decline in interest rates, we will experience a decrease in income available to be distributed to our shareholders. If interest rates decline, we may also experience an increase in prepayments on Mortgage Loans and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support payment of dividends on our preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect our ability to pay dividends on the preferred shares. Although we are permitted to do so, we do not currently hedge our interest rate exposure, and do not expect to do so.

We may not be able to continue to purchase loans at the same volumes or with the same yields as we have historically purchased.

Although not required to do so, to date we have purchased all of the loans in our portfolio from the Bank. Almost all of these loans were originated by the Bank. The quantity and quality of future loan originations by the Bank will depend on conditions in the markets in which the Bank operates, particularly real estate values and interest rates. Consequently, we cannot assure you that the Bank will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by the Bank declines or the yields on those loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

Our loans are concentrated in California and adverse conditions there could adversely affect our operations.

Properties underlying Mortgage Assets were concentrated primarily in California. At December 31, 2003, approximately 72% of Mortgage Assets were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on Mortgage Loans than if our loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our preferred shares.

Defaults may negatively impact our earnings.

Increased delinquencies or loan defaults by our borrowers may negatively affect business. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to charge-off all or a part of the loan. In such situations, we may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired.

We do not have insurance to cover our exposure to borrowers’ defaults and bankruptcies or to hazard losses that are not covered by our standard hazard insurance policies.

We generally do not obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for Mortgage Assets, other than standard hazard insurance, which, in each case, will only relate to individual mortgage loans. Accordingly, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from earthquakes or floods that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by us resulting from declining property values or worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property plus any payments from an insurer (or guarantor in the case of commercial mortgage loans), and (ii) the amount owing on the mortgage loan.

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

Through the first quarter of 2003, our Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, we acquired multifamily real estate secured mortgages from the Bank, which can be riskier investments than single family mortgage loans, and we may continue to acquire multifamily mortgages. Additionally, although we have no immediate plans to do so, we reserve the right to acquire other types of mortgages. Loans other than single family mortgages tend to have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owner against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

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

The Bank, which holds almost all of our common shares, is involved in virtually every aspect of our business. We do not have any employees because we have retained the Bank to perform all necessary functions pursuant to the advisory agreement and the servicing agreement. Accordingly, we are dependent for the selection, structuring and monitoring of Mortgage Assets on the officers and employees of the Bank, as advisor. In addition, we are dependent upon the expertise of the Bank, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the servicing agreement resulted from arms’-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory and servicing agreements with the Bank requires the affirmative vote of a majority of our Board of Directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of our independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services.

Our relationship with the Bank creates conflicts of interest.

The Bank is, and is expected to continue to be, involved in virtually every aspect of our operations. The Bank is the holder of substantially all of our common stock shares and will administer our day-to-day activities in its role as advisor under the advisory agreement. The Bank will also act as servicer of the Mortgage Loans on our behalf under the servicing agreement. In addition, other than the independent directors, all of our officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of all or almost all of our outstanding voting shares, the Bank has the right to elect all of our directors, including the independent directors.

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

Although not required to do so, we currently acquire all mortgage loans from the Bank under a loan purchase and servicing agreement between the Company and the Bank. We do not have independent underwriting criteria for the loans we purchase and rely on the Bank’s underwriting standards for loan originations. Those criteria may change over time. Our Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the board of directors without a vote of our shareholders. We intend to acquire all or substantially all of the additional mortgage loans we may acquire in the future from the Bank on terms that are comparable to those that could be obtained by us if such mortgage loans were purchased from unrelated third parties, but we cannot assure you that this will always be the case.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of our preferred shares, would be reduced for the year or years involved, and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of our Series B Preferred Shares, because of the additional federal tax liability for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

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

Because we are a subsidiary of the Bank, federal and state regulatory authorities will have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our shareholders, including dividends on our preferred shares, or to redeem our preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse affect on our financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on our preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%. At December 31, 2003, the Bank had a total risk-based capital ratio of 13.21%, a Tier 1 risk-based capital ratio of 9.18% and a Tier 1 leverage ratio of 6.11%, which are sufficient for the Bank to be considered well-capitalized.

•	The FDIC could limit or prohibit the payment of dividends on the preferred shares, if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status that we distribute 90% of our REIT taxable income (excluding deductions for any dividends paid and any net capital gains) for any calendar year. If this caused us to cease to qualify as a REIT, we would become subject to corporate level taxation. Additional taxation would reduce the amount of income available for us to pay dividends.

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

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Directors and Executive Officers

As the holder of substantially all of the Company’s common stock shares, the Bank has the right to elect the directors, including the independent directors. The Board of Directors consists of seven members, including three independent directors. The Company currently has five officers, four of which are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and do not anticipate requiring employees.

The Company’s directors and executive officers are listed below. Each director or officer has served in his/her capacity since our inception in April 1999, except for Mr. Willson who was elected in December 2001.

Name	Age	Position and Offices Held
James J. Baumberger	61	President, Director
Thomas A. Cunningham(1)	68	Director
Edward J. Dobranski	53	Vice President, General Counsel, Director
Jerry Lykins(1)	68	Director
Julie N. Miyachi	46	Vice President, Operations and Reporting, Director
Willis H. Newton, Jr.	54	Vice President, Chief Financial Officer, Treasurer, Director
Diann Ward	48	Assistant Vice President, Corporate Secretary
Kent R. Willson(1)	81	Director

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of our executive officers and directors:

Mr. Baumberger is currently a senior consultant and director for the Bank. He was employed by the Bank and its predecessors from 1990 to 2002. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than thirty years.

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

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by us be approved by a majority of the Company’s independent directors. In order to be considered “independent,” a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank. Members of our Board of Directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman), Mr. Lykins and Mr. Willson are currently our independent directors.

If, at the time of any of the Company’s annual shareholder meetings, the Company has failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of the Company’s preferred shares, the number of directors then constituting our Board of Directors will be increased by two, and the holders of the Company’s outstanding series of preferred shares voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the Board of Directors. Any member of the Board of Directors elected by holders of the preferred shares will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

The Company’s Board of Directors has established an audit committee that reviews the engagement and independence of the Company’s independent accountants. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of three independent directors: Messrs. Cunningham, Lykins and Willson.

Compensation of Directors

The independent directors receive no annual compensation; however, they are paid a fee of $1,000 for attendance (in person or by telephone) at each meeting of the Board of Directors and $500 for any separate Audit Committee meeting attended (in person or by telephone). The Company does not pay any compensation or fees to our directors who are not independent.

Item 11.	EXECUTIVE COMPENSATION

The Company does not pay any compensation to its officers or employees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 15, 2004, the number and percentage of outstanding shares of common shares, Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Shares beneficially owned by (i) all persons known by us to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 29,362,633 Common Shares, 55,000 Series A Preferred Shares, 1,680,000 Series B Preferred Shares, 7,000 Series C Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of February 15, 2004.

	Common Shares		Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Series D Preferred Shares
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner	Number	%	Number	%	Number	%	Number	%	Number	%
First Republic Bank	29,352,793	99.9%	25,260	45.9%	—	—	—	—	—	—
111 Pine Street San Francisco, California 94111

Farm Bureau Life	—	—	5,000	9.1%	—	—	—	—	—	—
Insurance Company 5400 University Avenue Des Moines, Iowa 50266-5977

Roslyn Savings Bank	—	—	5,000	9.1%	—	—	—	—	—	—
One Jericho Plaza P.O. Box 9005 Jericho, New York 11753-8905

Credit Suisse First Boston	—	—	—	—	—	—	7,000	100.0%	—	—
11 Madison Avenue New York, New York 10010

Executive Officers and Directors:
James J. Baumberger (2) (3)	80	*	—	—	12,000	0.7%	—	—	4,000	0.2%
Thomas A. Cunningham (3)	—	—	—	—	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	80	*	—	—	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	12,000	0.7%	—	—	2,000	0.1%
Julie N. Miyachi (2) (3)	80	*	—	—	400	*	—	—	—	—
Willis H. Newton, Jr. (2) (3)	80	*	—	—	—	—	—	—	—	—
Diann Ward	80	*	—	—	—	—	—	—	—	—
Kent R. Willson (3)	—	—	—	—	4,100	0.3%	—	—	—	—

All Executive Officers and Directors as a group (8 persons)	400	*	—	—	28,500	1.7%	—	—	6,000	0.3%

*	Less than 1/10 of 1%.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111.
(2)	Executive Officer.
(3)	Director.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with the Bank.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of the Bank.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2003, in an amount in excess of $60,000.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP.

	2003	2002
Audit fees	$161,790	$60,475
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$161,790	$60,475

The Audit Committee implemented a policy in May 2003 to have all future auditing services and permitted non-audit services of KPMG LLP pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee pre-approved all of the engagements and fees for the audit of the REIT.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements.

Please see the index to the Financial Statements on page F-2 of this report.

(b)	No reports on Form 8-K were filed during the last quarterly period covered by this report.

(c)	Exhibits.

The majority of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Company and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.1 of Form S-11 (File No. 333-72510)).

3.2	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.2 of Form S-11 (File No. 333-72510)).

3.3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3 of Form 8-K (File No. 000-33461)).

3.4	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series C Preferred Shares (incorporated herein by reference to Exhibit 3.4 of Form S-11 (File No. 333-72510)).

3.5	Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 (File No. 333-72510)).

3.6	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series D Preferred Shares incorporated herein by reference to Exhibit 3.6 of Form S-11 (File No. 333-105434)

4	Specimen certificate representing Noncumulative Series B shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-72510)).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 (File No. 333-72510)).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 (File No. 333-72510)).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By: /s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Republic Preferred Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER James J. Baumberger	President, Director	March 11, 2004

/s/ THOMAS A. CUNNINGHAM Thomas A. Cunningham	Director	March 11, 2004

/s/ EDWARD J. DOBRANSKI Edward J. Dobranski	Vice President, General Counsel, Director	March 11, 2004

/s/ JERRY LYKINS Jerry Lykins	Director	March 11, 2004

/s/ JULIE N. MIYACHI Julie N. Miyachi	Vice President, Operations and Reporting, Director	March 11, 2004

/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer, Director	March 11, 2004

/s/ KENT R. WILLSON Kent R. Willson	Director	March 11, 2004

/s/ DIANN WARD Diann Ward	Assistant Vice President, Corporate Secretary	March 11, 2004

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2003 and 2002

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) (a majority owned subsidiary of First Republic Bank) as of December 31, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California

February 27, 2004

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$6,766,000	$22,296,000

Single family mortgage loans	296,051,000	187,879,000
Multifamily mortgage loans	26,454,000	—
Less: Allowance for loan losses	(481,000)	(200,000)

Net loans	322,024,000	187,679,000

Accrued interest receivable	1,593,000	1,191,000
Prepaid expenses	14,000	10,000

Total assets	$330,397,000	$211,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$1,255,000	$2,044,000
Payable to First Republic Bank	19,000	13,000
Other payables	29,000	25,000

Total liabilities	1,303,000	2,082,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.5% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual exchangeable, noncumulative Series B preferred stock; $25 of liquidation value per share; 1,840,000 authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.7% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	—
Common stock; $0.01 par value, 50,000,000 shares authorized, 29,362,633 and 18,704,303 shares issued and outstanding at December 31, 2003 and 2002, respectively	294,000	187,000
Additional paid-in capital	165,000,000	105,107,000
Retaining earnings	—	—
Dividends in excess of retained earnings	(200,000)	(200,000)

Total stockholders’ equity	329,094,000	209,094,000

Total liabilities and stockholders’ equity	$330,397,000	$211,176,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

	Year ended December 31,
	2003	2002	2001
Interest income:
Interest on loans	$13,502,000	$11,799,000	$7,941,000
Interest on short-term investments	152,000	154,000	240,000

Total interest income	13,654,000	11,953,000	8,181,000
Provision for loan losses	—	200,000	—

Total interest income after provision for loan losses	13,654,000	11,753,000	8,181,000

Operating expense:
Advisory fees payable to First Republic Bank	75,000	50,000	50,000
General and administrative	199,000	196,000	91,000

Total operating expense	274,000	246,000	141,000

Net income before preferred stock dividends	13,380,000	11,507,000	8,040,000
Dividends on preferred stock	12,125,000	9,663,000	5,987,000

Net income available to common stockholders	$1,255,000	$1,844,000	$2,053,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Total
Balance as of December 31, 2000	$55,000,000	$100,000	$56,194,000	$—	$111,294,000
Issuance of 7,000 shares of Series C convertible preferred stock	7,000,000	—	—	—	7,000,000
Capital contribution by First Republic Bank for 1,243,472 shares of common stock	—	12,000	6,988,000	—	7,000,000
Net income before preferred stock dividends	—	—	—	8,040,000	8,040,000
Dividends paid on Series A and Series C preferred stock	—	—	—	(5,987,000)	(5,987,000)
Dividends payable on common stock	—	—	—	(2,053,000)	(2,053,000)

Balance as of December 31, 2001	62,000,000	112,000	63,182,000	—	125,294,000
Issuance of 1,680,000 shares of Series B preferred stock	42,000,000	—	—	—	42,000,000
Capital contribution by First Republic Bank for 7,460,831 shares of common stock	—	75,000	41,925,000	—	42,000,000
Net income before preferred stock dividends	—	—	—	11,507,000	11,507,000
Dividends paid on Series A, Series B, and Series C preferred stock	—	—	—	(9,663,000)	(9,663,000)
Dividends payable on common stock	—	—	—	(2,044,000)	(2,044,000)

Balance as of December 31, 2002	104,000,000	187,000	105,107,000	(200,000)	209,094,000
Issuance of 2,400,000 shares of Series D preferred stock	60,000,000	—	—	—	60,000,000
Capital contribution by First Republic Bank for 10,658,330 shares of common stock	—	107,000	59,893,000	—	60,000,000
Net income before preferred stock dividends	—	—	—	13,380,000	13,380,000
Dividends paid on Series A, Series B, Series C and Series D preferred stock	—	—	—	(12,125,000)	(12,125,000)
Dividends payable on common stock	—	—	—	(1,255,000)	(1,255,000)

Balance as of December 31, 2003	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

Year Ended December 31, 2003, 2002, and 2001

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net income before preferred stock dividends	$13,380,000	$11,507,000	$8,040,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	200,000	—
Amortization of premium on loans	594,000	216,000	150,000
Changes in operating assets and liabilities:
Accrued interest receivable	(402,000)	(480,000)	(29,000)
Receivable from First Republic Bank	—	21,000	(21,000)
Prepaid expenses	(4,000)	8,000	(1,000)
Payable to First Republic Bank	6,000	—	1,000
Other payables	4,000	4,000	9,000

Net cash provided by operating activities	13,578,000	11,476,000	8,149,000

Investing Activities:
Loans purchased from First Republic Bank	(294,644,000)	(182,353,000)	(50,580,000)
Principal payments on loans	159,705,000	111,009,000	42,874,000

Net cash used in investing activities	(134,939,000)	(71,344,000)	(7,706,000)

Financing Activities:
Issuance of preferred stock	60,000,000	42,000,000	7,000,000
Issuance of common stock to First Republic Bank	60,000,000	42,000,000	7,000,000
Dividends paid on preferred stock	(12,125,000)	(9,663,000)	(5,987,000)
Dividends paid on common stock	(2,044,000)	(2,053,000)	(1,976,000)

Net cash provided by financing activities	105,831,000	72,284,000	6,037,000

Increase (decrease) in cash and cash equivalents	(15,530,000)	12,416,000	6,480,000
Cash and cash equivalents at beginning of year	22,296,000	9,880,000	3,400,000

Cash and cash equivalents at end of year	$6,766,000	$22,296,000	$9,880,000

Supplemental disclosure of cash flow information:
Common stock dividends payable	$1,255,000	$2,044,000	$2,053,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) in April 1999 for the purpose of raising capital for the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 29,362,633 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the common stock is not publicly traded.

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

In January 2002, the Company completed an initial public offering and received $42 million from the issuance of 1,680,000 shares of 8.875% noncumulative perpetual Series B preferred stock (the “Series B Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are included for quotation on the Nasdaq National Market under the symbol “FRCCP.”

In June 2003, the Company completed a public offering and received $60 million from the issuance of 2,400,000 shares of 7.25% noncumulative perpetual Series D preferred stock (the “Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares trade on the Nasdaq National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional common stock. The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from the Bank approximately $87 million of single family, $30 million of multifamily mortgage loans, and $3 million of short-term investments.

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are collectively referred to as the “Preferred Shares.”

Note 2.    Summary of Significant Accounting Policies

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

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans purchased by the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages. At December 31, 2002, Mortgage Loans totaled $187.9 million, all of which were single family mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of December 31, 2003 or 2002. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Allowance for Loan Losses

The Company established an allowance for loan losses of $200,000 in 2002, which was the balance at December 31, 2002. In 2003, the Company increased its allowance for loan losses by $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired using the proceeds from the issuance of the Series D Preferred Shares. The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company determines that an additional provision is required, the Company would provide for loan losses by charging current income.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of December 31, 2003 or 2002.

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 31, 2003, 2002, and 2001.

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

Note 3.    Related Party Transactions

Since inception in April 1999, the Company has acquired all of its loans from the Bank. The aggregate cost of these loans acquired by the Company was $294.6 million in 2003 and $182.4 million in 2002, including net premiums of $971,000 and $200,000, respectively. In addition, the cost in 2003 included an allowance for loan losses of $281,000 that was transferred from the Bank. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company has entered into a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $582,000 and $428,000 for the year ended December 31, 2003 and 2002, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

The Company entered into an advisory agreement with the Bank under which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The advisory agreement is renewable on an annual basis. During 2003, the Board of Directors of the Company, including a majority of the independent directors, approved an increase in the annual fee from $50,000 to $75,000, payable in equal quarterly installments. The Company had $19,000 and $13,000 payable to the Bank for advisory fees at December 31, 2003 and 2002.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. During 2003, the Bank purchased 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million. Accordingly, at December 31, 2003, the Bank owned 25,260 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.3 million.

Note 4.    Dividends Payable

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

If the Board of Directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the year ended December 31, 2003, the Company paid dividends of $5,775,000 to holders of Series A Preferred Shares, $3,728,000 to holders of the Series B Preferred Shares, $399,000 to the holders of the Series C Preferred Shares, and $2,223,000 to holders of Series D Preferred Shares. There were no dividends payable related to Preferred Shares at December 31, 2003.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends to the holders of common stock of $1,255,000 for 2003, $2,044,000 for 2002 and $2,053,000 for 2001.

Note 5.    Common Stock

As of December 31, 2003, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2003, 29,362,633 shares were outstanding. The Company initially issued 10,000,000 shares to the Bank. In June 2003, January 2002 and June 2001, the Company issued 10,658,330, 1,243,472 and 7,460,831 shares of common stock, respectively, to acquire Mortgage Assets from the Bank.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors, out of funds legally available therefor after all preferred dividends have been paid for the full year. Common stock dividends of $0.0428, $0.1093 and $0.1826 per common shares were declared on December 9, 2003, December 11, 2002 and December 11, 2001, respectively.

Note 6.    Preferred Stock

As of December 31, 2003, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	At December 31, 2003
	2003	2002
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	—

Total preferred stock	$164,000,000	$104,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million, including underwriting fees contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum, or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $5,775,000 for each year ended December 31, 2003, 2002, and 2001.

In June 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million, including issuance costs contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $399,000 for each year ended December 31, 2003 and 2002 and $212,000 for the period from issuance, June 20, 2001, through December 31, 2001.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million, including underwriting fees contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $3,728,000 for the year ended December 31, 2003 and $3,489,000 for the period from issuance, January 24, 2002, through December 31, 2002.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million, including underwriting fees contributed by the Bank. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The first dividend payment date for the Series D Preferred Shares was September 30, 2003. The Company paid dividends of $2,223,000 for the period from inception, June 27, 2003, to December 31, 2003.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Preferred Shares, in whole (but not in part). The liquidation preference for each of the Series A Preferred

Shares and the Series C Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for each of the Series B Preferred Shares and the Series D Preferred Share is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The Preferred Shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for each of the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Preferred Shares have no voting rights.

Note 7.    Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2003 and 2002:

	2003		2002
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$6,766	$6,766	$22,296	$22,296
Mortgage loans	$322,024	$324,835	$187,679	$189,086

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash—The carrying value approximated the estimated fair value for cash.

Mortgage Loans—The carrying amount of loans is net of the allowance for loan losses. The estimated fair value of Mortgage Loans was based primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

Note 8.    Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within the loan portfolio.

At December 31, 2003, 54% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 11% in Los Angeles County, 7% in other areas of California, 19% in New York and contiguous states and 9% in other parts of the United States. At December 31, 2003, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 57%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of Mortgage Loans at December 31, 2003 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Los Angeles County	Other California Areas	Greater New York City Area	Las Vegas Nevada	Other	Total
Single family loans	$151,783	$32,227	$20,639	$60,019	$653	$30,730	$296,051
Multifamily loans	20,880	2,257	2,046	857	414	—	26,454

Total	$172,663	$34,484	$22,685	$60,876	$1,067	$30,730	$322,505

Percent by location	54%	11%	7%	19%	—	9%	100%

Note 9.    Quarterly Data (unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2003 and 2002:

	2003				2002
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,831	$4,203	$2,765	$2,855	$3,091	$3,012	$3,048	$2,802
Provision for loan losses	—	—	—	—	—	200	—	—
Operating expenses	65	68	68	73	59	59	63	65

Net income before preferred stock dividends	3,766	4,135	2,697	2,782	3,032	2,753	2,985	2,737
Preferred stock dividends	3,563	3,563	2,524	2,475	2,475	2,475	2,476	2,237

Net income available to common stockholders	$203	$572	$173	$307	$557	$278	$509	$500