Form 10-Q
period 2004-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2004-05-06
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 3, 2004 was 29,362,633.

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

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$12,433,000	$6,766,000

Single family mortgage loans	291,909,000	296,051,000
Multifamily mortgage loans	25,704,000	26,454,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	317,132,000	322,024,000

Accrued interest receivable	1,543,000	1,593,000
Prepaid expenses	22,000	14,000

Total assets	$331,130,000	$330,397,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,255,000
Dividends payable on preferred stock	1,543,000	—
Payable to First Republic Bank	21,000	19,000
Other payables	37,000	29,000

Total liabilities	1,601,000	1,303,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,362,633 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	294,000	294,000
Additional paid-in capital	165,000,000	165,000,000
Retained earnings	235,000	—
Dividends in excess of retained earnings	—	(200,000)

Total stockholders’ equity	329,529,000	329,094,000

Total liabilities and stockholders’ equity	$331,130,000	$330,397,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Interest on loans	$4,053,000	$2,811,000
Interest on short-term investments	17,000	44,000

Total interest income	4,070,000	2,855,000

Provision for loan losses	—	—

Total interest income after provision for loan losses	4,070,000	2,855,000

Operating expense:
Advisory fees payable to First Republic Bank	19,000	19,000
General and administrative	53,000	54,000

Total operating expense	72,000	73,000

Net income before preferred stock dividends	3,998,000	2,782,000

Dividends on preferred stock	3,563,000	2,475,000

Net income available to common stockholders	$435,000	$307,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of January 1, 2003	$104,000,000	$187,000	$105,107,000	$(200,000)	$209,094,000
Net income before preferred stock dividends	—	—	—	2,782,000	2,782,000
Dividends on preferred stock	—	—	—	(2,475,000)	(2,475,000)

Balance as of March 31, 2003	$104,000,000	$187,000	$105,107,000	$107,000	$209,401,000

Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	3,998,000	3,998,000
Dividends on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2004	$164,000,000	$294,000	$165,000,000	$235,000	$329,529,000

See accompanying notes to consolidated financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income before preferred stock dividends	$3,998,000	$2,782,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	147,000	39,000
Changes in operating assets and liabilities:
Accrued interest receivable	50,000	6,000
Prepaid expenses	(8,000)	(11,000)
Payable to First Republic Bank	2,000	6,000
Other payables	8,000	—

Net cash provided by operating activities	4,197,000	2,822,000

Investing Activities:
Loans acquired from First Republic Bank	(14,207,000)	(45,095,000)
Principal payments on loans	18,952,000	37,928,000

Net cash provided (used) by investing activities	4,745,000	(7,167,000)

Financing Activities:
Dividends paid on preferred stock	(2,020,000)	(932,000)
Dividends paid on common stock	(1,255,000)	(2,044,000)

Net cash used by financing activities	(3,275,000)	(2,976,000)

Increase (decrease) in cash and cash equivalents	5,667,000	(7,321,000)
Cash and cash equivalents at beginning of year	6,766,000	22,296,000

Cash and cash equivalents at end of period	$12,433,000	$14,975,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,543,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

March 31, 2004

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

These interim statements are intended to be read in conjunction with the financial statements presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. Interim results are not necessarily indicative of results to be expected for the entire year.

The results and operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in the Company’s Annual Report on Form 10-K under the caption “Risk Factors.”

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

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair values of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchase from the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At March 31, 2004, Mortgage Loans totaled $317.6 million, of which $291.9 million were single family mortgages and $25.7 million were multifamily mortgages. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual or impaired loans as of March 31, 2004 or December 31, 2003. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Allowance for Loan Losses

In 2002, the Company established an allowance for loan losses of $200,000. In 2003, the Company increased its allowance for loan losses by $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans the Company acquired using the proceeds from the issuance of the Series D Preferred Shares. The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company determines that an additional provision is required, the Company would provide for loan losses by charging current income.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit at the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2004 or 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the rate at which purchased discounts or premiums are accreted or amortized and recognized in interest income.

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its loans from the Bank. The aggregate cost of these loans acquired by the Company during the first quarter was approximately $14 million in 2004 and $45 million in 2003, including net premiums of $40,000 and $140,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $192,000 and $104,000 for the first quarter ended March 31, 2004 and 2003, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. In 2003, the Board of Directors of the Company, including a majority of our independent directors, approved an annual fee of $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at March 31, 2004 and at December 31, 2003.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. During 2003, the Bank purchased 10,260 shares of outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million, and in March 2004, the Bank purchased 100 shares of outstanding Series A Preferred Shares with a liquidation preference value of $100,000. Accordingly, at March 31, 2004, the Bank owned 25,360 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of March 31, 2004, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued each of the following series of preferred stock, par value $0.01 per share.

	March 31, 2004	December 31, 2003
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

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

Note 5. Common Stock

As of March 31, 2004, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At March 31, 2004, there were 29,362,633 shares outstanding. The Company initially issued 10,000,000 shares to the Bank. In June 2003, January 2002, and June 2001, the Company issued 10,658,330, 7,460,831 and 1,243,472 shares of common stock, respectively, and used the proceeds to acquire Mortgage Assets from the Bank.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors, out of funds legally available therefor after all preferred dividends have been paid for the full year. As of March 31, 2004, no common stock dividends have been declared for the year 2004.

Note 6. Dividends on Preferred Stock and Common Stock

Dividends on the Preferred Shares, are payable if, when and as authorized by the Company’s Board of Directors. If the Board of Directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any capital gains) to stockholders, and, generally, the Company cannot pay dividends on the common stock for periods in which less than full dividends are paid on each series of Preferred Shares.

For the quarter ended March 31, 2004, the Company paid quarterly dividends of $932,000 to holders of the Series B Preferred Shares and $1,088,000 to the holders of the Series D Preferred Shares. For the same quarter, the Company accrued dividends payable of $1,443,000 and $100,000 for the Series A and Series C Preferred Shares, respectively.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company has not declared dividends to the holders of its common stock for the periods from January 1 to March 31 of 2004 or 2003.

Note 7. Concentration of Credit Risk

The Company presently holds Mortgage Loans secured primarily by real estate properties located in the state of California (70% in total). Future economic, political, or other developments in the state could adversely affect the value of the Mortgage Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three months ended March 31, 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes, and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to the following:

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

Throughout this document, “Company,” “we,” “our,” and “us” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Results of Operations

Overview

Net income before preferred stock dividends was $3,998,000 for the first quarter of 2004, compared with $2,782,000 for the first quarter of 2003. The increase was primarily due to an increase in average interest-earning assets, resulting in higher total interest income. However, the drop in interest rates during the past year resulted in lower average yields compared with the first quarter of 2003. The ratio of earnings to fixed charges was 1.12x for each quarter ended March 31, 2004 and 2003. Dividend payments were 100% of fixed charges.

Total Interest Income

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$322,289	$4,053	5.03%	$197,062	$2,811	5.71%
Short-term investments	7,702	17	0.87%	12,647	44	1.38%

Total interest-earning assets	$329,991	$4,070	4.93%	$209,709	$2,855	5.45%

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the quarter ended March 31, 2004 and 2003, loan servicing fees were $192,000 and $104,000, respectively.

The average yield on interest-earning assets declined to 4.93% for the first quarter of 2004, compared with 5.45% for the first quarter of 2003. Loan portfolio yields were 5.03% and 5.71%, respectively. The declines in yields reflect the decline in the overall rate environment over the last several years.

The average balance of short-term investments was $7.7 million and $12.6 million for the first quarter of 2004 and 2003, respectively. The average yield on the interest-bearing money market account dropped to 0.87% for the first quarter of 2004 from 1.38% for the first quarter of 2003.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has an advisory agreement with the Bank for services that the Bank renders on its behalf for which it is paid $75,000 per annum. Advisory fees for each quarter ended March 31, 2004 and 2003 were $19,000.

Other operating expenses were primarily related to exchange listings and other shareholder costs, audit fees and rating agency fees. Collectively, these fees and other operating expenses were $53,000 and $54,000 for the first quarter ended March 31, 2004 and 2003, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At March 31, 2004 and December 31, 2003, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at March 31, 2004 and December 31, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of March 31, 2004 and December 31, 2003, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at March 31, 2004 and December 31, 2003, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Three Months Ended March 31,		Year Ended December 31, 2003
	2004	2003
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$200,000	$200,000
Transfer from the Bank	—	—	281,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$200,000	$481,000

Average loans for the period	$322,289,000	$197,062,000	$272,541,000
Total loans at period end	$317,613,000	$195,007,000	$322,505,000

Ratio of allowance for loan losses to total loans	0.15%	0.10%	0.15%

During 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of March 31, 2004, the Company’s allowance for loan losses was 0.15% of total loans.

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

At March 31, 2004, 53% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 20% in New York and contiguous states, 10% in Los Angeles County, 7% in other parts of California, and 10% in other parts of the United States. At March 31, 2004, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of Mortgage Loans at March 31, 2004 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$147,697	$61,287	$31,331	$20,633	$650	$30,311	$291,909
Multifamily loans	20,614	857	1,787	2,034	412	—	25,704

Total	$168,311	$62,144	$33,118	$22,667	$1,062	$30,311	$317,613

Percent by location	53%	20%	10%	7%	—%	10%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company will continue to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets will provide sufficient funds for operating requirements and dividends payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average interest-earning asset balance of approximately two times the liquidation preference of outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.12x for the first quarter of 2004, compared with 1.10x for 2003 and 1.12x for the first quarter of 2003.

With the interest rate environment declining over the last year to 40-year historical lows, the yields on average interest-earning assets have dropped. The declines in yields are primarily the result of increased prepayment of higher-yielding assets with the proceeds of the prepaid Mortgage Loans reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets was 4.93% for the first quarter of 2004, compared with 5.01% for 2003 and 5.45% for the first quarter of 2003.

At March 31, 2004, 27% of the Mortgage Loans were adjustable rate loans, 53% were intermediate fixed rate loans and 20% were fixed rate loans. The weighted average coupon rate for each loan type was 4.64%, 5.43% and 5.83%, respectively, and the weighted average remaining maturity was 24.2 years. At March 31, 2003, 34% were adjustable rate loans, 45% were intermediate fixed rate loans and 21% were fixed rate loans. The weighted average coupon rate for each loan type was 4.70%, 6.46% and 6.93%, respectively, and the weighted average remaining maturity was 24.2 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The drop in the weighted average coupon rate of adjustable rate loans slowed to 6 basis points from 4.70% at March 31, 2003 to 4.64% at March 31, 2004. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At March 31, 2004, adjustable rate loans indexed to COFI were 55% of total adjustable rate mortgages (“ARM”), or 15% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at March 31, 2004 was $232.0 million, or 73% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 103 basis points to 5.43% at March 31, 2004 from 6.46% at March 31, 2003. The weighted average coupon rate for fixed rate loans declined 110 basis points to 5.83% at March 31, 2004 from 6.93% at March 31, 2003. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The high level of repayments was the result of low interest rates. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans.

The following table presents the outstanding loan portfolio at March 31, 2004 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio

ARM loans:
COFI	$47,033	4.54%	2	15%
CMT	30,375	4.62	6	10
Prime	6,065	6.00	1	2
LIBOR	2,120	3.59	3	—

Total ARMs	85,593	4.64	3	27

Intermediate fixed:
12 months to 36 months	27,857	6.25	26	9
37 months to 60 months	114,343	5.26	45	36
Greater than 60 months	27,186	5.30	89	8

Total intermediate fixed	169,386	5.43	49	53

Total adjustable rate loans	254,979	5.16	33	80

Fixed rate loans	62,634	5.83		20

Total loans	$317,613	5.29%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table presents principal balances outstanding, net of amortized principal payments, by maturity dates or interest rate adjustments as of March 31, 2004:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$12,433	$—	$—	$—	$—	$—	$12,433
Loans	77,115	15,027	41,409	108,584	75,478	—	317,613
Other assets	—	—	—	—	—	1,084	1,084

Total assets	$89,548	$15,027	$41,409	$108,584	$75,478	$1,084	$331,130

Other liabilities	$—	$—	$—	$—	$—	$1,601	$1,601
Stockholders’ equity	—	—	—	—	—	329,529	329,529

Total liabilities and equity	$—	$—	$—	$—	$—	$331,130	$331,130

Repricing GAP-positive (negative)	$89,548	$15,027	$41,409	$108,584	$75,478	$(330,046)

Cumulative repricing GAP:
Dollar amount	$89,548	$104,575	$145,984	$254,568	$330,046

Percent of total assets	27.0%	31.6%	44.1%	76.9%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, in connection with Bank personnel, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report on Form 10Q and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure the material information relating to the company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	12	Statement regarding calculation of earnings to fixed charges.

	31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 6, 2004	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: May 6, 2004	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
12	Statement regarding calculation of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.