Form 10-Q
period 2004-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2004-08-05
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2004 was 29,362,633.

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

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$4,859,000	$6,766,000

Single family mortgage loans	288,713,000	296,051,000
Multifamily mortgage loans	35,399,000	26,454,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	323,631,000	322,024,000

Accrued interest receivable	1,496,000	1,593,000
Prepaid expenses	13,000	14,000

Total assets	$329,999,000	$330,397,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,255,000
Payable to First Republic Bank	19,000	19,000
Other payables	54,000	29,000

Total liabilities	73,000	1,303,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,362,633 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	294,000	294,000
Additional paid-in capital	165,000,000	165,000,000
Retained earnings	632,000	—
Dividends in excess of retained earnings	—	(200,000)

Total stockholders’ equity	329,926,000	329,094,000

Total liabilities and stockholders’ equity	$329,999,000	$330,397,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest on loans	$4,030,000	$2,719,000	$8,083,000	$5,530,000
Interest on short-term investments	22,000	46,000	39,000	90,000

Total interest income	4,052,000	2,765,000	8,122,000	5,620,000

Operating expense:
Advisory fees payable to First Republic Bank	19,000	19,000	38,000	38,000
General and administrative	73,000	49,000	126,000	103,000

Total operating expense	92,000	68,000	164,000	141,000

Net income before preferred stock dividends	3,960,000	2,697,000	7,958,000	5,479,000

Dividends on preferred stock	3,563,000	2,524,000	7,126,000	4,999,000

Net income available to common stockholders	$397,000	$173,000	$832,000	$480,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of January 1, 2003	$104,000,000	$187,000	$105,107,000	$(200,000)	$209,094,000
Net income before preferred stock dividends	—	—	—	5,479,000	5,479,000
Issuance of 2,400,000 shares of Series D preferred stock	60,000,000	—	—	—	60,000,000
Capital contribution by First Republic Bank for 10,658,330 shares of common stock	—	107,000	59,893,000	—	60,000,000
Dividends on preferred stock	—	—	—	(4,999,000)	(4,999,000)

Balance as of June 30, 2003	$164,000,000	$294,000	$165,000,000	$280,000	$329,574,000

Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	7,958,000	7,958,000
Dividends on preferred stock	—	—	—	(7,126,000)	(7,126,000)

Balance as of June 30, 2004	$164,000,000	$294,000	$165,000,000	$632,000	$329,926,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income before preferred stock dividends	$7,958,000	$5,479,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	257,000	88,000
Changes in operating assets and liabilities:
Accrued interest receivable	97,000	(466,000)
Prepaid expenses	1,000	(32,000)
Payable to First Republic Bank	—	9,000
Other payables	25,000	1,000

Net cash provided by operating activities	8,338,000	5,079,000

Investing activities:
Loans acquired from First Republic Bank	(64,315,000)	(204,325,000)
Principal payments on loans	62,451,000	76,071,000

Net cash used by investing activities	(1,864,000)	(128,254,000)

Financing activities:
Issuance of preferred stock	—	60,000,000
Issuance of common stock to First Republic Bank	—	60,000,000
Dividends paid on preferred stock	(7,126,000)	(4,951,000)
Dividends paid on common stock	(1,255,000)	(2,044,000)

Net cash provided (used) by financing activities	(8,381,000)	113,005,000

Decrease in cash and cash equivalents	(1,907,000)	(10,170,000)
Cash and cash equivalents at beginning of year	6,766,000	22,296,000

Cash and cash equivalents at end of period	$4,859,000	$12,126,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$—	$48,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

June 30, 2004

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

Note 2. Summary of Significant Accounting Policies

Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in the income at the time of sale or payoff.

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

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At June 30, 2004, Mortgage Loans totaled $324.1 million, of which $288.7 million were single family mortgages and $35.4 million were multifamily mortgages. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual or impaired loans as of June 30, 2004 or December 31, 2003. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit at the Bank. As a REIT making sufficient dividend distributions, the Company did not pay income taxes for the six months ended June 30, 2004 or 2003.

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

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its loans from the Bank. The aggregate cost of these loans acquired by the Company during the second quarter was approximately $50 million in 2004 and $159 million in 2003, including net premiums of $34,000 and $507,000, respectively. The aggregate cost of such loans acquired during the first six months was approximately $64 million in 2004 and $204 million in 2003, including net premiums of $74,000 and $647,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $192,000 and $110,000 for the three months ended June 30, 2004 and 2003, respectively, and $384,000 and $214,000 for the six months ended June 30, 2004 and 2003. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. In 2003, the Board of Directors of the Company, including a majority of our independent directors, approved an annual fee of $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at June 30, 2004 and at December 31, 2003, respectively.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. During 2003, the Bank purchased 10,260 shares of outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million, and during the first six months of 2004, the Bank purchased 150 shares of outstanding Series A Preferred Shares with a liquidation preference value of $150,000. Accordingly, at June 30, 2004, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of June 30, 2004, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued each of the following series of preferred stock, par value $0.01 per share.

	June 30, 2004	December 31, 2003
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares are collectively referred to as the “Preferred Shares.”

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. Proceeds from this issuance were $55 million; all underwriting fees and other issuance costs were contributed by the Bank. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million; all issuance costs were contributed by the Bank. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $30.56 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million; all underwriting fees and other issuance costs were contributed by the Bank. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million; all underwriting fees and other issuance costs were contributed by the Bank. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 5. Common Stock

As of June 30, 2004, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At June 30, 2004, there were 29,362,633 shares outstanding. The Company initially issued 10,000,000 shares to the Bank. In June 2003, January 2002, and June 2001, the Company issued 10,658,330, 7,460,831 and 1,243,472 shares of common stock, respectively, and used the proceeds to acquire Mortgage Assets from the Bank.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors, out of funds legally available therefore after all preferred dividends have been paid for the full year. As of June 30, 2004, no common stock dividends have been declared for the year 2004.

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

For the three months and six months ended June 30, 2004, the Company paid quarterly dividends of $932,000 and $1,864,000 to holders of the Series B Preferred Shares, and $1,087,000 and $2,175,000 to the holders of the Series D Preferred Shares, respectively. For the six months ended June 30, 2004, the Company paid semiannual dividends of $2,888,000 and $199,000 to the holders of the Series A and Series C Preferred Shares, respectively.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company has not declared dividends to the holders of its common stock for the periods from January 1 to June 30 of 2004 or 2003.

Note 7. Concentration of Credit Risk

The Company presently holds Mortgage Loans secured by real estate properties located primarily in the state of California (76% in total). Future economic, political, or other developments in the state could adversely affect the value of the Mortgage Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and six months ended June 30, 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes, and tables included in this quarterly report.

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

Results of Operations

Overview

Net income before preferred stock dividends was $3,960,000 for the second quarter of 2004, compared with $2,697,000 for the second quarter of 2003. For the first six months, net income before preferred stock dividends was $7,958,000 in 2004, compared with $5,479,000 in 2003. The increase was primarily due to an increase in average interest-earning assets, resulting in higher total interest income. However, the drop in interest rates during the past year resulted in lower average yields compared with a year ago. The ratio of earnings to fixed charges was 1.11x and 1.12x for the three and six months ended June 30, 2004, compared with 1.07x and 1.10x for the same periods in 2003. Dividend payments were 100% of fixed charges.

Interest Income

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$322,178	$4,030	5.00%	$199,822	$2,719	5.44%
Short-term investments	9,530	22	0.93	16,504	46	1.10

Total interest-earning assets	$331,708	$4,052	4.88%	$216,326	$2,765	5.11%

	Six Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$322,233	$8,083	5.01%	$198,449	$5,530	5.57%
Short-term investments	8,616	39	0.90	14,586	90	1.22

Total interest-earning assets	$330,849	$8,122	4.90%	$213,035	$5,620	5.28%

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the three months ended June 30, 2004 and 2003, loan servicing fees were $192,000 and $110,000, respectively. For the six months ended June 30, 2004 and 2003, loan servicing fees were $384,000 and $214,000, respectively. The increases in loan servicing fees are consistent with the increases in average loan balances.

The average yield on interest-earning assets declined to 4.88% for the second quarter of 2004, compared with 5.11% for the second quarter of 2003. Loan portfolio yields were 5.00% and 5.44%, respectively. The declines in yields reflect the decline in the overall rate environment over the last several years.

The average balance of short-term investments dropped to $9.5 million for the second quarter of 2004 from $16.5 million for the second quarter of 2003. The average yield on the interest-bearing money market account dropped to 0.93% for the second quarter of 2004 from 1.10% for the second quarter of 2003 due to lower interest rates.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has an advisory agreement with the Bank for services that the Bank renders on its behalf for which it is paid $75,000 per annum. Advisory fees were $19,000 for each quarter ended June 30, 2004 and 2003 and $38,000 for each six-month period ended June 30, 2004 and 2003.

General and administrative expenses were primarily related to exchange listings and other shareholder costs, audit fees and rating agency fees. Collectively, these fees and other operating expenses were $73,000 and $49,000 for the three months ended June 30, 2004 and 2003, respectively, and $126,000 and $103,000 for the six months ended June 30, 2004 and 2003.

Financial Condition

Interest-bearing Deposits with the Bank

At June 30, 2004 and December 31, 2003, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at June 30, 2004 and December 31, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of June 30, 2004 and December 31, 2003, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at June 30, 2004 and December 31, 2003, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Six Months Ended June 30,		Year Ended December 31, 2003
	2004	2003
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$200,000	$200,000
Transfer from the Bank	—	281,000	281,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$322,233,000	$198,449,000	$272,541,000
Total loans at period end	$324,112,000	$316,326,000	$322,505,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

During the second quarter of 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of June 30, 2004, the Company’s allowance for loan losses was 0.15% of total loans.

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

At June 30, 2004, 58% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 15% in New York and contiguous states, 9% in Los Angeles County, 9% in other parts of California, and 8% in other parts of the United States. At June 30, 2004, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of Mortgage Loans at June 30, 2004 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$159,612	$47,754	$27,395	$26,870	$1,370	$25,712	$288,713
Multifamily loans	28,351	857	3,086	2,696	409	—	35,399

Total	$187,963	$48,611	$30,481	$29,566	$1,779	$25,712	$324,112

Percent by location	58%	15%	9%	9%	1%	8%	100%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate making dividend payments, the Company has maintained an average earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s current earnings to fixed charges ratio is 1.11x for the second quarter of 2004, compared with 1.12x for the first quarter of 2004 and 1.10x for the year 2003.

Only recently have rates begun to move up from 40-year historic lows. However, higher-yielding loans continued to pay off at a high rate during the quarter, resulting in a lower average yield on the loan portfolio. The proceeds from loan payoffs were reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets for the quarter ended June 30, 2004 was 4.88%, down 23 basis points, compared with 5.11% for the second quarter of 2003, and 5.01% for all of 2003.

At June 30, 2004, 39% of the Mortgage Loans were adjustable rate loans, 43% were intermediate fixed rate loans, and 18% were fixed rate loans. The weighted average coupon rate for each loan type was 4.45%, 5.43% and 5.80%, respectively, and the weighted average remaining maturity was 23.9 years. At June 30, 2003, 28% were adjustable rate loans, 56% were intermediate fixed rate loans, and 16% were fixed rate loans. The weighted average coupon rate for each loan type was 4.72%, 5.84% and 6.42%, respectively, and the weighted average remaining maturity was 24.8 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The drop in the weighted average coupon rate of adjustable rate loans slowed to 27 basis points from 4.72% at June 30, 2003 to 4.45% at June 30, 2004. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At June 30, 2004, adjustable rate loans indexed to COFI were 68% of total adjustable rate mortgages (“ARM”), or 26% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at June 30, 2004 was $201.6 million, or 62% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 41 basis points to 5.43% at June 30, 2004 from 5.84% at June 30, 2003. The weighted average coupon rate for fixed rate loans declined 62 basis points to 5.80% at June 30, 2004 from 6.42% at June 30, 2003. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The high level of repayments was the result of low interest rates. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans.

The following table reflects the outstanding loan portfolio at June 30, 2004 by interest rate type.

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$82,837	4.47%	1	26%
CMT	35,228	4.36	5	11
LIBOR	2,109	3.59	3	1
12 MAT	479	7.40	2	—
Prime	1,837	5.51	1	1

Total ARMs	122,490	4.45	3	39

Intermediate fixed:
13 months to 36 months	25,565	6.32	23	8
37 months to 60 months	93,471	5.25	43	28
Greater than 60 months	23,740	5.18	87	7

Total intermediate fixed	142,776	5.43	47	43

Total adjustable rate loans	265,266	4.98	26	82
Fixed rate loans	58,846	5.80		18

Total loans	$324,112	5.13%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2004.

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$4,859	$—	$—	$—	$—	$—	$4,859
Loans	113,979	13,970	40,123	86,893	69,147	—	324,112
Other assets	—	—	—	—	—	1,028	1,028

Total assets	$118,838	$13,970	$40,123	$86,893	$69,147	$1,028	$329,999

Other liabilities	$—	$—	$—	$—	$—	$73	$73
Stockholders’ equity	—	—	—	—	—	329,926	329,926

Total liabilities and equity	$—	$—	$—	$—	$—	$329,999	$329,999

Repricing GAP-positive (negative)	$118,838	$13,970	$40,123	$86,893	$69,147	$(328,971)

Cumulative repricing GAP:
Dollar amount	$118,838	$132,808	$172,931	$259,824	$328,971

Percent of total assets	36.0%	40.2%	52.4%	78.7%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure the material information relating to the company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(Registrant)

Date: August 5, 2004	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: August 5, 2004	By:	/s/ WILLIS H. NEWTON, JR.
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