Form 10-Q
period 2004-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2004-11-08
CIK 1143834

DRAFT 11/4/04 10:40AM

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2004 was 29,362,633.

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

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$347,000	$6,766,000

Single family mortgage loans	291,871,000	296,051,000
Multifamily mortgage loans	38,745,000	26,454,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	330,135,000	322,024,000

Accrued interest receivable	1,487,000	1,593,000
Prepaid expenses	8,000	14,000

Total assets	$331,977,000	$330,397,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,255,000
Dividends payable on preferred stock	1,544,000	—
Payable to First Republic Bank	19,000	19,000
Other payables	86,000	29,000

Total liabilities	1,649,000	1,303,000

Stockholders’ equity:
10.50% Preferred stock, $0.01 par value per share; 10,000,000 shares authorized: perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,362,633 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	294,000	294,000
Additional paid-in capital	165,000,000	165,000,000
Retained earnings	1,034,000	—
Dividends in excess of retained earnings	—	(200,000)

Total stockholders’ equity	330,328,000	329,094,000

Total liabilities and stockholders’ equity	$331,977,000	$330,397,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest on loans	$4,022,000	$4,169,000	$12,105,000	$9,699,000
Interest on short-term investments	18,000	34,000	57,000	124,000

Total interest income	4,040,000	4,203,000	12,162,000	9,823,000

Operating expense:
Advisory fees payable to First Republic Bank	18,000	18,000	56,000	56,000
General and administrative	57,000	50,000	183,000	153,000

Total operating expense	75,000	68,000	239,000	209,000

Net income before preferred stock dividends	3,965,000	4,135,000	11,923,000	9,614,000

Dividends on preferred stock	3,563,000	3,563,000	10,689,000	8,562,000

Net income available to common stockholders	$402,000	$572,000	$1,234,000	$1,052,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of January 1, 2003	$104,000,000	$187,000	$105,107,000	$(200,000)	$209,094,000
Net income before preferred stock dividends	—	—	—	9,614,000	9,614,000
Issuance of 2,400,000 shares of Series D preferred stock	60,000,000	—	—	—	60,000,000
Capital contribution by First Republic Bank for 10,658,330 shares of common stock	—	107,000	59,893,000	—	60,000,000
Dividends on preferred stock	—	—	—	(8,562,000)	(8,562,000)

Balance as of September 30, 2003	$164,000,000	$294,000	$165,000,000	$852,000	$330,146,000

Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	11,923,000	11,923,000
Dividends on preferred stock	—	—	—	(10,689,000)	(10,689,000)

Balance as of September 30, 2004	$164,000,000	$294,000	$165,000,000	$1,034,000	$330,328,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income before preferred stock dividends	$11,923,000	$9,614,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	319,000	182,000
Changes in operating assets and liabilities:
Accrued interest receivable	106,000	(432,000)
Prepaid expenses	6,000	(18,000)
Payable to First Republic Bank	—	6,000
Other payables	57,000	(19,000)

Net cash provided by operating activities	12,411,000	9,333,000

Investing activities:
Loans acquired from First Republic Bank	(90,524,000)	(263,416,000)
Principal payments on loans	82,094,000	130,405,000

Net cash used by investing activities	(8,430,000)	(133,011,000)

Financing activities:
Issuance of preferred stock	—	60,000,000
Issuance of common stock to First Republic Bank	—	60,000,000
Dividends paid on preferred stock	(9,145,000)	(7,018,000)
Dividends paid on common stock	(1,255,000)	(2,044,000)

Net cash provided (used) by financing activities	(10,400,000)	110,938,000

Decrease in cash and cash equivalents	(6,419,000)	(12,740,000)
Cash and cash equivalents at beginning of year	6,766,000	22,296,000

Cash and cash equivalents at end of period	$347,000	$9,556,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,544,000	$1,544,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

September 30, 2004

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) in April 1999 for the purpose of raising capital for the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). All of the Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. To date, the Company has issued 29,362,633 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 9,840 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the financial statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. Interim results are not necessarily indicative of results to be expected for the entire year.

The results and operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in the Company’s Annual Report on Form 10-K under the caption “Risk Factors.”

Note 2. Summary of Significant Accounting Policies

Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the expected lives of the loans using the interest method. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in the income statement at the time of sale or payoff.

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

The Mortgage Loans held by the Company consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At September 30, 2004, Mortgage Loans totaled $330.6 million, of which $291.9 million were single family mortgages and $38.7 million were multifamily mortgages. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual or impaired loans as of September 30, 2004 or December 31, 2003. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell such real estate. Costs related to holding real estate would be recorded as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit at the Bank. As a REIT making sufficient dividend distributions, the Company did not pay income taxes for the nine months ended September 30, 2004 or 2003.

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

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of these Mortgage Loans acquired by the Company during the third quarter was approximately $27 million in 2004 and $61 million in 2003, including net premiums of $32,000 and $259,000, respectively. The aggregate cost of such Mortgage Loans acquired during the first nine months was approximately $91 million in 2004 and $264 million in 2003, including net premiums of $109,000 and $833,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $197,000 and $181,000 for the three months ended September 30, 2004 and 2003, respectively, and $581,000 and $395,000 for the nine months ended September 30, 2004 and 2003. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. In 2003, the Board of Directors of the Company, including a majority of our independent directors, approved an annual fee of $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at September 30, 2004 and December 31, 2003, respectively.

During 2001, the Bank purchased 13,500 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $13.5 million. During 2002, the Bank purchased 1,500 shares of outstanding Series A Preferred Shares, with a liquidation preference value of $1.5 million. During 2003, the Bank purchased 10,260 shares of outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million, and during the first nine months of 2004, the Bank purchased 150 shares of outstanding Series A Preferred Shares with a liquidation preference value of $150,000. Accordingly, at September 30, 2004, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of September 30, 2004, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares are oustanding. The Company has issued each of the following series of preferred stock, par value $0.01 per share.

	September 30, 2004	December 31, 2003
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

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

The Preferred Shares will be exchanged into preferred shares of the Bank when the Bank, the FDIC or the Commissioner of Financial Institutions of Nevada’s Department of Business and Industry so directs because it anticipates that the Bank may in the near term become undercapitalized, or the Bank is placed in bankruptcy, reorganization, conservatorship or receivership. The exchange rate for both the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Preferred Shares have no voting rights.

Note 5. Common Stock

As of September 30, 2004, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At September 30, 2004, there were 29,362,633 shares outstanding. The Company initially issued 10,000,000 shares to the Bank. In June 2003, January 2002 and June 2001, the Company issued 10,658,330, 7,460,831 and 1,243,472 shares of common stock, respectively, and used the proceeds to acquire Mortgage Assets from the Bank. Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2004, except for the dividends on the Series A and Series C Preferred Shares for the three months ended September 30, 2004, which the Company accrued. As of September 30, 2004, no common stock dividends had been declared for the year 2004.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Series A Preferred Shares	$1,444,000	$4,332,000
Series B Preferred Shares	932,000	2,796,000
Series C Preferred Shares	100,000	299,000
Series D Preferred Shares	1,087,000	3,262,000

Total	$3,563,000	$10,689,000

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

Note 7. Concentration of Credit Risk

The Company presently holds Mortgage Loans secured by real estate properties located primarily in California (78% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three and nine months ended September 30, 2004. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited financial statements, accompanying notes and tables included in this quarterly report.

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

You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled, and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other filings by the Company with the SEC or in materials incorporated therein by reference.

Throughout this document, “Company,” “we,” “our,” and “us” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Results of Operations

Overview

Net income before preferred stock dividends was $3,965,000 for the third quarter of 2004, compared with $4,135,000 for the third quarter of 2003. For the first nine months, net income before preferred stock dividends was $11,923,000 in 2004, compared with $9,614,000 in 2003. The increase was primarily due to an increase in average interest-earning assets, resulting in higher total interest income. However, the drop in interest rates during the past year resulted in lower average yields compared with a year ago. The ratio of earnings to fixed charges was 1.11x and 1.12x for the three and nine months ended September 30, 2004, compared with 1.16x and 1.12x for the same periods in 2003. Dividend payments were 100% of fixed charges.

Interest Income

Interest income decreased to $4,040,000 for the third quarter of 2004, compared with $4,203,000 for the same period in 2003 as a result of lower-yielding loans. For the first nine months, interest income increased to $12,162,000 in 2004 from $9,823,000 in 2003 due to an increase in loan volume, offset by lower loan rates. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$325,145	$4,022	4.94%	$316,962	$4,169	5.25%
Short-term investments	5,471	18	1.26	13,314	34	1.02

Total interest-earning assets	$330,616	$4,040	4.87%	$330,276	$4,203	5.08%

	Nine Months Ended September 30,
	2004			2003

(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$323,211	$12,105	4.99%	$238,387	$9,699	5.42%
Short-term investments	7,560	57	0.99	14,158	124	1.16

Total interest-earning assets	$330,771	$12,162	4.89%	$252,545	$9,823	5.18%

Interest income on Mortgage Loans increased in the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to higher loan volume, offset by lower rates. However, loan portfolio yields dropped to 4.94% for the third quarter of 2004, compared with 5.25% for the third quarter of 2003. At September 30, 2004, the weighted average coupon rate was 5.02%, down from 5.41% at September 30, 2003. The declines reflect the decline in the overall mortgage loan rate environment over the last several years.

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For the three months ended September 30, 2004 and 2003, loan servicing fees were $197,000 and $181,000, respectively. For the nine months ended September 30, 2004 and 2003, loan servicing fees were $581,000 and $395,000, respectively. The increases in loan servicing fees are consistent with the increases in average loan balances.

Interest income on short-term investments decreased in the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to lower volume. In addition, interest rates had been decreasing since last year. However, interest rates on the Company’s interest-bearing money market account rose in the third quarter of 2004, resulting in an average yield of 1.26% compared with 1.02% for the third quarter of 2003.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has an advisory agreement with the Bank for services that the Bank renders on its behalf for which it is paid $75,000 per annum. Advisory fees were $18,000 for the three months ended September 30, 2004 and 2003, respectively, and $56,000 for the nine months ended September 30, 2004 and 2003.

General and administrative expenses were primarily related to exchange listings and other shareholder costs, audit fees and rating agency fees. Collectively, these fees and other operating expenses were $57,000 and $50,000 for the three months ended September 30, 2004 and 2003, respectively, and $183,000 and $153,000 for the nine months ended September 30, 2004 and 2003.

Financial Condition

Interest-bearing Deposits with the Bank

At September 30, 2004 and December 31, 2003, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the mortgage loan portfolio.

Mortgage Loans

The loan portfolio at September 30, 2004 and December 31, 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of September 30, 2004 and December 31, 2003, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, as of September 30, 2004 and December 31, 2003, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Nine Months Ended September 30,		Year Ended December 31, 2003
	2004	2003
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$200,000	$200,000
Transfer from the Bank	—	281,000	281,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$323,211,000	$238,387,000	$272,541,000
Total loans at period end	$330,616,000	$320,989,000	$322,505,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

During the second quarter of 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of September 30, 2004, the Company’s allowance for loan losses was 0.15% of total loans.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within the loan portfolio. The following table presents an analysis of Mortgage Loans at September 30, 2004 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$162,702	$45,363	$26,014	$29,051	$1,365	$27,376	$291,871
Multifamily loans	31,495	857	3,712	2,681	—	—	38,745

Total	$194,197	$46,220	$29,726	$31,732	$1,365	$27,376	$330,616

Percent by location	59%	14%	9%	10%	—%	8%	100%

At September 30, 2004, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 55%, based on the appraised values of the properties at the time the loans were originated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate making dividend payments, the Company has maintained an average earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s current earnings to fixed charges ratio is 1.11x for both the third quarter and second quarter of 2004, and 1.10x for the year 2003.

Only recently have rates begun to move up from 40-year historic lows. However, higher-yielding loans continued to pay off at a high rate during the quarter, resulting in a lower average yield on the loan portfolio. The proceeds from loan payoffs were reinvested in lower-yielding Mortgage Loans. The average yield on average interest-earning assets for the quarter ended September 30, 2004 was 4.87%, down 21 basis points, compared with 5.08% for the third quarter of 2003, and 5.01% for all of 2003.

At September 30, 2004, 41% of the Mortgage Loans were adjustable rate loans, 42% were intermediate fixed rate loans and 17% were fixed rate loans. The weighted average coupon rate for each loan type was 4.34%, 5.39% and 5.80%, respectively, and the weighted average remaining maturity was 23.7 years. At September 30, 2003, 29% were adjustable rate loans, 58% were intermediate fixed rate loans and 13% were fixed rate loans. The weighted average coupon rate for each loan type was 4.76%, 5.54% and 6.27%, respectively, and the weighted average remaining maturity was 24.5 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The drop in the weighted average coupon rate of adjustable rate loans slowed to 42 basis points from 4.76% at September 30, 2003 to 4.34% at September 30, 2004. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to the 11th District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At September 30, 2004, adjustable rate loans indexed to COFI were 72% of total adjustable rate mortgages (“ARM”), or 30% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at September 30, 2004 was $193.3 million, or 59% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 15 basis points to 5.39% at September 30, 2004 from 5.54% at September 30, 2003. The weighted average coupon rate for fixed rate loans declined 47 basis points to 5.80% at September 30, 2004 from 6.27% at September 30, 2003. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The high level of repayments was the result of low interest rates. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans.

The following table reflects the outstanding loan portfolio at September 30, 2004 by interest rate type.

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$98,854	4.33%	1	30%
CMT	34,514	4.34	6	10
LIBOR	2,107	3.80	3	1
Prime	1,837	5.54	1	—

Total ARMs	137,312	4.34	2	41

Intermediate fixed:
13 months to 36 months	31,670	5.95	25	9
37 months to 60 months	81,495	5.24	40	25
Greater than 60 months	24,760	5.16	85	8

Total intermediate fixed	137,925	5.39	45	42

Total adjustable rate loans	275,237	4.87	24	83

Fixed rate loans	55,379	5.80		17

Total loans	$330,616	5.02%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 30, 2004.

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$347	$—	$—	$—	$—	$—	$347
Loans	128,300	14,918	45,215	75,613	66,570	—	330,616
Other assets	—	—	—	—	—	1,014	1,014

Total assets	$128,647	$14,918	$45,215	$75,613	$66,570	$1,014	$331,977

Other liabilities	$—	$—	$—	$—	$—	$1,649	$1,649
Stockholders’ equity	—	—	—	—	—	330,328	330,328

Total liabilities and equity	$—	$—	$—	$—	$—	$331,977	$331,977

Repricing GAP-positive (negative)	$128,647	$14,918	$45,215	$75,613	$66,570	$(330,963)

Cumulative repricing GAP:
Dollar amount	$128,647	$143,565	$188,780	$264,393	$330,963

Percent of total assets	38.8%	43.2%	56.9%	79.6%	99.6%

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The Nasdaq Stock Market Inc. has established new rules with respect to certain corporate governance matters including requirements for a board consisting of a majority of independent directors, executive sessions of independent directors and independent audit, compensation and nominating committees, among others. Companies of which more than 50% of the voting power is held by an individual, group or another company, or a “controlled company,” are exempt from certain of these requirements. Because the Company is a majority-owned subsidiary of the Bank, which holds more than 50% of the voting power, it qualifies for the “controlled company” exemption.

ITEM 6. EXHIBITS

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(Registrant)

Date: November 8, 2004	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: November 8, 2004	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
12	Statement regarding calculation of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.