Form 10-K
period 2004-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2005-03-16
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2004 was approximately $23,000.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of March 14, 2005 was 29,354,393.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding, the following:

•	business strategy;

•	estimates regarding capital requirements and the need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled, and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation’s filings with the Securities and Exchange Commission (“SEC”) and in materials incorporated therein by reference.

Throughout this document, “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Item 1.	BUSINESS.

General

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”), a Nevada chartered commercial bank, in April 1999 for the purpose of raising capital for the Bank. The Bank initially capitalized the Company with $111 million. The Company used this initial capital to acquire mortgage loans from the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively referred to herein as the “Mortgage Assets”). All of the Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. At December 31, 2004, the Company had issued 29,362,633 shares of common stock, par value $0.01 per share, and the Bank owned all of the common stock except for 9,840 shares held by certain of the Bank’s employees and directors at December 31, 2004. Earnings per share data is not presented, as the common stock is not publicly traded.

General Description of Mortgage Assets

Current Mortgage Assets. The Company’s Mortgage Assets as of December 31, 2004 consisted of Mortgage Loans originated by the Bank and secured by single family (one-to-four unit) homes and multifamily properties. At December 31, 2004, the aggregate outstanding principal balance of those loans was $325.7 million.

Single Family Mortgage Loans. The Bank originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Substantially all of the single family mortgage loans that the Company acquires from the Bank are nonconforming because the loans have original principal balances that exceed the limits for Freddie Mac or Fannie Mae programs. The Company believes that all of its single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles and for recently constructed properties in Las Vegas. The buildings securing the Company’s multifamily loans are, generally, operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of Mortgage Assets immediately following the acquisition.

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

Management Policies and Programs

As discussed elsewhere in this report, the Bank administers the Company’s Mortgage Assets. In doing so, the Bank has a high degree of autonomy. The Company’s board of directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the board of directors without a vote of the Company’s shareholders.

Asset Acquisition Policies. The Company purchases from time to time additional Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from the Bank. As a majority-owned subsidiary of the Bank, the Company acquires loans from the Bank at prices equal to the Bank’s carrying amount that generally has approximated their fair values. If a significant difference were to exist between the Bank’s carrying amount and the fair value of the loans at the date of purchase from the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans. In the future, the Company would expect these prices to approximate the fair value for recently originated loans; however, the prices that the Company pays will not be determined through arm’s-length transactions with third parties. Neither the Company nor the Bank currently has specific policies with respect to the acquisition by the Company from the Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company intends to acquire only performing loans from the Bank. The Company may also periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties and has not entered into any agreements with third parties to purchase Mortgage Assets. The Bank, however, has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither the Bank nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements. The Company currently anticipates purchasing Mortgage Assets comprised of primarily single family mortgage loans and multifamily housing mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets.

In addition, the Company is permitted under the REIT guidelines to invest up to 25% of the total value of its assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such assets.

In order to preserve the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), substantially all of the Company’s assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company currently does not intend to invest in shares or interests in other REITs.

Capital and Leverage Policies. If the Company’s board of directors decides that additional funding is required, the Company may seek to raise funds through equity offerings or debt financings. The Company may also seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring a REIT to distribute not less than 90% of its REIT taxable income (excluding deductions for any dividends paid and any net capital gains) and taking into account taxes that would be imposed on undistributed taxable income.

The Company has no debt outstanding and currently does not intend to incur any indebtedness. Its articles of incorporation, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company may incur. Notwithstanding the foregoing, the terms of the Company’s preferred shares provide that the Company may not incur debt for borrowed money in excess of 25% of our total stockholders’ equity without the approval of a majority of the Company’s independent directors. Any debt incurred may include intercompany advances made by the Bank to the Company.

The Company may also issue additional preferred shares. The Company is prohibited, however, from issuing preferred shares ranking senior to the Series A preferred shares, the Series B preferred shares, the Series C preferred shares or the Series D preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised the Company that, at the date of this report, it owns approximately $25.4 million of the Company’s Series A preferred shares. Because the Company’s articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting the Company’s preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of the Company’s preferred shares. In addition, the Company is prohibited from issuing preferred shares ranking either senior or equal to the Series A preferred shares, Series B preferred shares, the Series C preferred shares or the Series D preferred shares without the approval of a majority of the Company’s independent directors. The Company currently does not intend to issue any additional series of preferred shares.

Credit Risk Management Policies. The Company intends that each mortgage loan acquired from the Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Assets held will be serviced pursuant to a servicing agreement with the Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of the single family mortgage loans, with Freddie Mac and Fannie Mae guidelines and procedures.

Conflict of Interest Policies. Because of the nature of the Company’s relationship with the Bank, conflicts of interest may arise with respect to certain transactions, including, without limitation, the acquisition of Mortgage Assets from the Bank and the modification of the advisory agreement or the loan purchase and servicing agreement. It is the Company’s policy, and the policy of the Bank, to keep the terms of any financial dealings with the Bank consistent with those available from unrelated third parties in the mortgage lending industry. In addition, neither the advisory agreement nor the loan purchase and servicing agreement, each discussed elsewhere in this report, may be modified or terminated without the approval of a majority of the Company’s independent directors.

Conflicts of interest between the Company and the Bank may arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower. Conflicts of interest may arise in connection with actions taken by the Bank as the Company’s controlling shareholder. It is the Company’s intention and the intention of the Bank that any agreements and transactions between the Company, on the one hand, and the Bank, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that the Bank must perform foreclosures and dispositions of the Mortgage Loans with a view toward the Company’s interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

There are no provisions in the Company’s articles of incorporation limiting any of its officers, directors, security holders or affiliates from having any direct or indirect interest in any Mortgage Assets to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding or managing such Mortgage Assets. As described elsewhere in this report, the Company expects that the Bank will have direct interests in transactions with the Company, including without limitation, the transfer of Mortgage Assets to the Company. The Company does not currently anticipate, however, that any of its officers or directors will have any interests in such Mortgage Assets.

Insurance Policies. The Bank follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. The Company believes that the properties underlying the Mortgage Loans held are adequately insured against these types of losses.

Other Policies. The Company does not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to Mortgage Assets. The Company does not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although the Company is permitted under REIT guidelines to invest up to 25% of its portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans and other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, its officers, directors or other affiliates.

The Company may, under certain circumstances, purchase its preferred shares or common shares in the open market or otherwise. Any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT, and only upon approval by the Company’s board of directors.

The Company currently intends to make investments and to operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause the Company’s board of directors, subject to approval by a majority of the independent directors, to determine that it is in the Company’s best interests and in the best interest of the shareholders to revoke the Company’s REIT status.

The Company currently does not intend to borrow money or issue securities senior to the preferred shares, or otherwise to incur any indebtedness in connection with operations. However, the Company reserves the right to do so at any time, although under its articles of incorporation, indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of the Company’s board of directors without a vote of the shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by the Bank in 1998, the Mortgage Loans held by the Company were originated by the Bank in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages using the proceeds of the Series D Preferred Stock offering. At December 31, 2004, the Mortgage Loans totaled $325.7 million, of which $288.2 million were secured by single family residences and $37.5 million were secured by multifamily properties. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were secured by single family residences and $26.4 million were secured by multifamily properties.

At December 31, 2004, the Mortgage Loans had interest rates generally ranging from 3.29% to 8.53% per annum, a weighted average note rate of 4.98% per annum, and a weighted average remaining term of approximately 23.6 years. The Mortgage Loans were originated between October 1983 and March 2004 and had original terms to stated maturity of primarily 27 years. The weighted average number of months from origination of the loans through December 31, 2004 was 46 months. At December 31, 2003, the Mortgage Loans had rates ranging from 3.18% to 8.51%, a weighted average note rate of 5.30%, a weighted average remaining term of 24 years and weighted average number of months from origination of 35 months.

The weighted average “loan-to-value ratio” for the Mortgage Loans was approximately 54% at December 31, 2004, compared with 57% at December 31, 2003. “Loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property. The provisions governing the Company’s Mortgage Loans include “due-on-sale” clauses, which prevent the unauthorized transfer of property serving as collateral for the mortgage loan and accelerate the obligation to repay the entire outstanding principal balance of the loan or any such transfer.

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

A majority of the Mortgage Loans have adjustable interest rate types. As of December 31, 2004, of the $325.7 million of total Mortgage Loans, 47% (by principal balance) are ARMs that bear interest at rates that adjust within one year, and 39% are intermediate fixed rate Mortgage Loans that bear interest at rates that will adjust after an initial period during which the interest rate is fixed. The interest rate on an ARM typically is tied to either the COFI or the CMT index and is adjustable periodically. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

The interest rate on an ARM generally includes a “gross margin.” The gross margin with respect to a mortgage loan that is an ARM is an applicable fixed percentage that is added to the applicable index in order to calculate the current interest rate paid by the borrower of such mortgage loan (without taking into account any interest rate caps or minimum interest rates). The concept of gross margin is not applicable to longer-term fixed rate mortgage loans.

The interest rate on each type of ARM loan product such as the COFI ARM or the CMT ARM periodically adjusts subject to lifetime interest rate caps, minimum interest rates and, in the case of most ARMs, maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Except for the COFI ARMs, effective with each rate adjustment date, the monthly principal and interest payment on an ARM will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate.

As of December 31, 2004, of the $325.7 million of total Mortgage Loans, 36% are intermediate fixed rate loans that are automatically convertible (the 5/1 Year ARMs, 7/1 Year ARMs and 10/1 year ARMs), compared with 53% at December 31, 2003. The interest rate for these automatically convertible mortgage loans is fixed at an initial rate for a certain amount of years (five to ten years in the case of the loans referenced above), after which time the loan generally converts to a One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. At December 31, 2004 and 2003 an additional 3% are mortgage loans that reprice every five years. These loans are repriced based on the 5-year CMT index.

Underwriting Standards. The Bank has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by the Bank during the period in which the Mortgage Loans were originated or purchased by the Bank, as applicable.

In the mortgage loan approval process, the Bank assesses both the borrower’s ability to repay the mortgage loan and, in the appropriate cases, the adequacy of the proposed security. Credit policies and procedures are established by the board of directors of the Bank, which delegates credit approval to certain executive officers and senior credit officers in accordance therewith.

The approval process for each type of mortgage loan includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. The Bank generally lends up to 80% of the appraised value of single family residential owner-occupied dwellings. The maximum loan-to-value ratio generally applied by the Bank to multifamily or commercial mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price.

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

Geographic Distribution; Loan Size. Approximately 79% of the outstanding principal balance of the Company’s Mortgage Loan portfolio is secured by properties located in California. Consequently, the Company’s loan portfolio will be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on the Mortgage Loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

Loan-to-Value Ratios; Insurance. For single family mortgage loans, the Company’s general policy is not to exceed a loan-to-value ratio of greater than 80% unless the borrower obtains mortgage insurance. At the time of origination of the single family mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or Freddie Mac. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each single family mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such single family mortgage loan or the principal balance of such single family mortgage loan, whichever is less. If the real estate property underlying a single family mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. The Company does not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to single family mortgage loans, nor is any single family mortgage loan insured by the Federal Housing Administration or guaranteed by the Veterans Administration. For multifamily loans, the Company’s policies are to obtain an appraisal on each loan and, generally, to not exceed a loan-to-value ratio of 75%.

The Company’s Relationship with the Bank

Amended and Restated Master Loan Purchase and Servicing Agreement. The Company acquires Mortgage Loans from the Bank pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “Servicing Agreement”). Of the Mortgage Loans serviced by the Bank pursuant to the terms of the Servicing Agreement, the Bank, as servicer, retains a service fee equal to 0.25% per annum calculated monthly based on the gross outstanding principal balances of loans in the loan portfolio.

The Servicing Agreement requires the Bank to service the Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of single family mortgage loans, with Fannie Mae and Freddie Mac guidelines and procedures. The Servicing Agreement requires the Bank to service the Mortgage Loans with a view toward the Company’s interests. The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the Mortgage Loans it services. The Bank also provides accounting and reporting services required by the Company for the Mortgage Loans. The Servicing Agreement requires the Bank to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising both foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Bank may from time to time transfer, assign and sell all of its servicing obligations under the Servicing Agreement, subject to the Company’s reasonable consent.

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

The Company may terminate the Servicing Agreement upon the occurrence of one or more events specified in the Servicing Agreement. These events relate generally to the Bank’s proper and timely performance of its duties and obligations under the Servicing Agreement. The Company may not terminate the Servicing Agreement without the approval of a majority of its independent directors.

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

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, the Bank generally enforces any “due-on-sale” clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit the Bank be prohibited from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which the Bank retains as additional servicing compensation.

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

The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2004, the Bank owned approximately $3.25 billion of single family mortgage loans, $564.0 million of multifamily loans and $1.76 billion of other loans secured by real estate. In its single family mortgage loan business, the Bank originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2004, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $3.49 billion.

The Advisory Agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the agreement, which the Company may do at any time upon 90 days’ prior written notice to the Bank. The Bank cannot refuse the Company’s request to renew the agreement. As long as any of its preferred shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Company’s board of directors, as well as by a majority of its independent directors. During 2004, the Bank received an annual advisory fee equal to $75,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2005, the Company and the Bank negotiated an increase in the fee to $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s board of directors, including a majority of its independent directors.

As a result of the Company’s relationship with the Bank, certain conflicts of interest may arise with respect to transactions, including future acquisitions of Mortgage Assets from the Bank, servicing Mortgage Loans, future dispositions of Mortgage Assets to the Bank, and the renewal, termination or modification of the Advisory Agreement or the Servicing Agreement.

Employees

The Company currently has no employees. However, the Company does have five executive officers who are described in Item 10 of this report. The Company does not anticipate that it will require any employees because it has retained the Bank to perform certain functions pursuant to the Servicing Agreement and the Advisory Agreement. Each of the Company’s executive officers currently is also an employee and/or director of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank. Currently, none of the Company’s officers or directors has any direct or indirect pecuniary interest in any Mortgage Asset owned by the Company, and the Company does not expect any of its officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in the Company’s articles of incorporation prohibiting such persons from having direct or indirect interests in Mortgage Loans. See “—Management Policies and Programs—Conflict of Interest Policies.”

Competition

The Company does not engage in the business of originating mortgage loans. While the Company intends to acquire additional Mortgage Assets, the Company anticipates that these additional Mortgage Assets will be acquired from the Bank. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring Mortgage Assets. The Bank, from which the Company expects to continue to purchase most or all of its Mortgage Assets in the future, will face competition from these organizations.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2004, 2003 and 2002, all Internal Revenue

Code requirements for a REIT were met. For each year prior to 2004, the Company has paid 100% of its net earnings as cash dividends to the holders of its common stock shares. The Bank is the primary holder, owning 99.9% of the outstanding common shares. For the calendar year ended December 31, 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible on the SEC’s website, www.sec.gov, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC.

Item 2.	PROPERTIES.

The Company neither owns nor leases any property.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. In addition to the Bank, there were approximately 125 holders of the common stock at December 31, 2004, all of whom are or were employees or directors of the Bank. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on common stock of $1,924,000 for 2004, $1,255,000 for 2003 and $2,044,000 for 2002, which represents 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares. For 2004, the Bank elected to treat its share of dividend as a consent dividend under Section 565 of the Internal Revenue Code.

As of December 31, 2004, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2004, 29,362,633 shares of common stock were outstanding.

Series A Preferred Shares

In June 1999, the Company completed a private offering of 55,000 shares of its Perpetual, Exchangeable, Noncumulative Series A Preferred Shares (“Series A Preferred Shares”) and received proceeds of $55 million. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares have not been registered under the Securities Act or any other applicable securities law. The

Series A Preferred Shares may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to institutional accredited investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Shares are not listed on any national securities exchange or quoted on the Nasdaq National Stock Market, Inc. The Series A Preferred Shares are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

The Company used the proceeds from the offering to fund a dividend distribution to the Bank as the then holder of all of the common stock.

The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series A Preferred Shares of $5,775,000 for the year ended December 31, 2004.

Series B Preferred Shares

In January 2002, the Company issued and sold 1,680,000 shares of its 8.875% Noncumulative Perpetual Series B Preferred Stock (“Series B Preferred Shares”) in a public offering. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The proceeds of $42 million and the additional issuance of 7,460,831 shares of common stock to the Bank were used to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

The Company’s Series B Preferred Shares are quoted on the Nasdaq National Stock Market, Inc. under the symbol “FRCCP.” Material holders of Series B Preferred Shares, if any, are set forth in Item 12 of this report. Holders of Series B Preferred Shares are entitled to receive, if, when and as authorized and declared by the Company’s board of directors, out of the Company’s assets legally available therefor, cash dividends at an annual rate of 8.875%, or $2.21875 per annum per share, of the $25 liquidation preference per share, and no more. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series B Preferred Shares of $3,728,000 for the year ended December 31, 2004.

The Series B Preferred Shares are not redeemable prior to December 30, 2006, except upon the occurrence of certain tax events, including, among other things, the Bank’s becoming undercapitalized, being placed into bankruptcy, or being ordered by the Federal Deposit Insurance Corporation (“FDIC”) or the Commissioner of Financial Institutions of the State of Nevada’s Department of Business and Industry (“Nevada Commissioner”) to perform an exchange of shares. Upon the occurrence of these events, the Series B Preferred Shares will be exchanged automatically for newly issued shares of preferred stock of the Bank.

The following table presents the high and low sales prices for the Series B Preferred Shares for each quarter during the past two years:

	2004		2003
Quarter	High	Low	High	Low
First	$27.28	$26.25	$26.76	$25.26
Second	$27.30	$25.50	$27.60	$25.75
Third	$26.75	$25.32	$27.07	$25.62
Fourth	$27.94	$26.35	$27.32	$26.00

Series C Preferred Shares

In June 2001, the Company issued and sold 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock (“Series C Preferred Shares”) in a private placement to a single holder and received proceeds of $7 million. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares do not have an established public trading market and are not listed on any exchange or automated quotation system. The sale of the Series C Preferred Shares was effected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. A holder of the Series C Preferred Shares is entitled to receive, if, when and as authorized and declared by the board of directors, out of the Company’s assets legally available therefor, cash dividends at an annual rate of 5.7%, or $57 per annum per share, of the $1,000 stated value per share, and no more. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series C Preferred Shares of $399,000 for the year ended December 31, 2004.

The Company used the proceeds of $7 million and the additional issuance of 1,243,000 shares of common stock to acquire from the Bank approximately $14 million of single family mortgage loans.

The Series C Preferred Shares are not redeemable by the Company prior to June 15, 2007. However, a holder of the Series C Preferred Shares has the right at any time or from time to time, at the holder’s option, to exchange all or any of the Series C Preferred Shares held of record by the holder into fully paid and nonassessable shares of common stock, par value $.01 per share, of the Bank, at a rate of 49.0758 shares of the Bank’s common stock for each Series C Preferred Share surrendered for exchange, subject to adjustment. This conversion feature would result in the issuance of 343,530 shares at an effective conversion price of approximately $20.38. In addition, the Series C Preferred Shares will be exchanged automatically for newly issued shares of preferred stock of the Bank upon the occurrence of any of the tax events described above, including by order of the FDIC or the Nevada Commissioner.

Series D Preferred Shares

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are quoted on the Nasdaq National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional common stock. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series D Preferred Shares of $4,350,000 for the year ended December 31, 2004.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from the Bank approximately $87 million of single family loans, $30 million of multifamily loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter during the period from July 1, 2003 through December 31, 2004:

	2004		2003
Quarter	High	Low	High		Low
First	$25.77	$24.70	$	n/a	$	n/a
Second	$25.25	$23.04	$	n/a	$	n/a
Third	$25.34	$23.75		$25.35		$20.75
Fourth	$25.86	$25.05		$25.00		$23.43

Except under certain limited circumstances, holders of the Company’s Preferred Shares have no voting rights.

There were no repurchases of the Company’s common stock or Preferred Shares in the fourth quarter of 2004.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for each year ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operations in Item 7 of this report.

	As of December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Selected Balance Sheet Data
Assets:
Cash and short-term investments	$4,476	$6,766	$22,296	$9,880	$3,400
Single family mortgage loans	288,211	296,051	187,879	116,751	109,195
Multifamily mortgage loans	37,517	26,454	—	—	—
Less: Allowance for loan losses	(481)	(481)	(200)	—	—
Other assets	1,436	1,607	1,201	750	699

Total assets	$331,159	$330,397	$211,176	$127,381	$113,294

Liabilities:
Dividends payable on common stock	$1	$1,255	$2,044	$2,053	$1,976
Other payables	141	48	38	34	24

Total liabilities	142	1,303	2,082	2,087	2,000

Stockholders’ equity:
Series A Preferred Shares	55,000	55,000	55,000	55,000	55,000
Series B Preferred Shares	42,000	42,000	42,000	—	—
Series C Preferred Shares	7,000	7,000	7,000	7,000	—
Series D Preferred Shares	60,000	60,000	—	—	—
Common stock	294	294	187	112	100
Additional paid-in capital	166,923	165,000	105,107	63,182	56,194
Dividends in excess of retained earnings	(200)	(200)	(200)	—	—

Total stockholders’ equity	331,017	329,094	209,094	125,294	111,294

Total liabilities and stockholders’ equity	$331,159	$330,397	$211,176	$127,381	$113,294

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	—	—	—	—	—
Loans 90+ days past due and in accrual status	—	—	—	—	—
Nonperforming assets, as a percent of total assets	—	—	—	—	—
Loans 90+ days past due and in accrual status, as a percent of total assets	—	—	—	—	—

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Selected Financial Information
Interest income:
Interest on loans	$16,398	$13,502	$11,799	$7,941	$7,583
Interest on short-term investments	89	152	154	240	293

Total interest income	16,487	13,654	11,953	8,181	7,876
Provision for loan losses	—	—	200	—	—
Operating expenses	311	274	246	141	125

Net income before preferred stock dividends	16,176	13,380	11,507	8,040	7,751
Dividends on preferred stock	14,252	12,125	9,663	5,987	5,775

Net income available to common stockholders	$1,924	$1,255	$1,844	$2,053	$1,976

Ratio of earnings to fixed charges	1.13x	1.10x	1.19x	1.34x	1.34x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company considers the accounting policy for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. The allowance for loan losses has historically been recorded by transfer from the Bank at loan purchase or by charging current income in such amounts as to establish and maintain an allowance at a level that can be reasonably anticipated. The Company estimates future losses resulting from the inability of customers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing Mortgage Loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse affect on the Company’s financial condition and results of operations.

Results of Operations

Overview

Net income before preferred stock dividends was $16,176,000 for 2004, $13,380,000 for 2003 and $11,507,000 for 2002. The increase was primarily due to an increase in average interest-earning assets, resulting in higher total interest income. However, the drop in interest rates during the past two years resulted in lower average yields for 2004 and 2003 compared with 2002. The ratio of earnings to fixed charges was 1.13x in 2004, 1.10x in 2003 and 1.19x in 2002. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income on loans increased to $16,398,000 for 2004, compared with $13,502,000 for 2003 and $11,799,000 for 2002 due to an increase in loan volume, offset by lower loan rates. The following table presents average balances and yields on the Company’s interest-earning assets for the periods indicated:

	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$323,720	$16,398	5.07%	$259,096	$13,502	5.21%	$195,904	$11,799	6.02%
Short-term investments	7,486	89	1.19	13,445	152	1.13	9,417	154	1.63

Total interest-earning assets	$331,206	$16,487	4.98%	$272,541	$13,654	5.01%	$205,321	$11,953	5.82%

Interest income on Mortgage Loans increased in 2004 and 2003, compared with 2002, due to higher loan volume; however, loan portfolio yields declined. Loan portfolio yields were 5.07%, 5.21%, and 6.02%,

respectively. The decline in loan yields reflects the decline in the overall rate environment over the last several years, including the repayment of loans with higher interest rates than the new loans that the Company acquired to replace them. At December 31, 2004, the weighted average coupon rate was 4.98%, down from 5.30% at December 31, 2003 and 6.10% at December 31, 2002.

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. For 2004, 2003 and 2002, loan servicing fees were $775,000, $582,000 and $428,000, respectively. The increases in loan servicing fees were consistent with the increases in average loan balances.

Interest income on short-term investments decreased in 2004, compared with 2003 and 2002, due to lower volume. In addition, interest rates had been decreasing since 2002. However, the average yield on the interest-bearing money market account rose slightly in 2004 compared with 2003 as interest rates began to rise mid-year.

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

	2004 vs. 2003			2003 vs. 2002
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$3,272	$(376)	$2,896	$3,489	$(1,786)	$1,703
Short-term investments	(71)	8	(63)	57	(59)	(2)

Total increase (decrease)	$3,201	$(368)	$2,833	$3,546	$(1,845)	$1,701

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf for which it was paid $50,000 per annum through 2002. The Company’s board of directors voted to increase the annual advisory fee for 2003 to $75,000 and as a result, advisory fees were $75,000 for the years ended December 31, 2004 and 2003 and $50,000 for the year ended December 31, 2002. For the year ended December 31, 2005, the advisory fee will be $100,000.

General and administrative expenses were primarily related to audit fees, rating agency fees, exchange listings and other shareholder costs. Collectively, these fees and other operating expenses were $236,000, $199,000 and $196,000 for each year ended December 31, 2004, 2003, and 2002, respectively. Audit fees have increased with the size and complexity of being a public company and were $107,000, $80,000 and $66,000 and credit agency fees were $35,000, $32,000 and $33,000, for each year, respectively.

Financial Condition

Interest-bearing Deposits with the Bank

At December 31, 2004 and 2003, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at December 31, 2004 and 2003 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of December 31, 2004 and 2003, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 31, 2004 and 2003, there were no accruing loans that were contractually past due more than 90 days. The following table presents an analysis of the Company’s allowance for loan losses at December 31 for each of the last three years:

	For the Year Ended December 31,
	2004	2003	2002
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$200,000	$—
Provision for loan losses	—	—	200,000
Transfer from the Bank	—	281,000	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$200,000

Average loans for the period	$323,720,000	$259,096,000	$195,904,000
Total loans at period end	$325,728,000	$322,505,000	$187,879,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.11%

The Company established an allowance for loan losses of $200,000 in 2002. During 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of December 31, 2004, the Company’s allowance for loan losses was 0.15% of total loans.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within the Company’s loan portfolio. See Risk Factors—“Our loans are concentrated in California and adverse conditions there could adversely affect our operations” below.

At December 31, 2004, 60% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 9% in Los Angeles County, 10% in other parts of California, 12% in New York and contiguous states and 9% in other parts of the United States. At December 31, 2004, the weighted average loan to value ratio on the Mortgage Loans was approximately 54%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of the Company’s Mortgage Loans at December 31, 2004 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Other Calfornia Areas	Los Angeles County	Las Vegas, Nevada	Other	Total
Single family	$164,463	$39,142	$29,127	$27,636	$1,362	$26,481	$288,211
Multifamily	30,825	857	2,662	3,173	—	—	37,517

Total	$195,288	$39,999	$31,789	$30,809	$1,362	$26,481	$325,728

Percent by location	60%	12%	10%	9%	1%	8%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets will provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To facilitate meeting dividend payments, the Company has maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.13x for the year 2004, compared with 1.10x for 2003 and 1.19x for 2002.

With the interest rate environment declining until mid-2004 to 40-year historical lows, the yields on average interest-earning loans have dropped. The declines in yields are primarily the result of increased prepayment of higher-yielding loans with the proceeds of the prepaid Mortgage Loans reinvested in lower-yielding Mortgage Loans. The weighted average yield on average interest-earning assets was 4.98% for 2004, compared with 5.01% for 2003.

At December 31, 2004, 47% of the Mortgage Loans were adjustable rate loans, 39% were intermediate fixed rate loans and 14% were fixed rate loans. The weighted average coupon rate for each loan type was 4.42%, 5.36% and 5.70%, respectively, and the weighted average remaining maturity was 23.6 years. At December 31, 2003, 28% were adjustable rate loans, 56% were intermediate fixed rate loans and 16% were fixed rate loans. The weighted average coupon rate for each loan type was 4.68%, 5.43% and 5.92%, respectively, and the weighted average remaining maturity was 24 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. At December 31, 2004, the weighted average coupon rate of adjustable rate loans had declined 26 basis points to 4.42% from 4.68% at December 31, 2003. The decline in adjustable rate loan yields was mitigated by a significant volume of adjustable rate loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 31, 2004, adjustable rate loans indexed to COFI were 76% of total ARMs, or 35% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at December 31, 2004 was $177.4 million, or 54% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 7 basis points during 2004, and the weighted average coupon rate for fixed rate loans declined 22 basis points during 2004. Repayments of intermediate fixed and fixed rate loans during 2004 were a significant portion of the total repayment proceeds. The high level of repayments was the result of low interest rates. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans.

The following table presents an analysis of Mortgage Loans at December 31, 2004 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$112,960	4.37%	1	35%
CMT	31,271	4.51	6	10
Libor	2,260	4.23	3	1
Prime	1,837	5.80	1	1

Total ARMs	148,328	4.42	2	47

Intermediate fixed:
13 months to 36 months	64,519	5.43	29	20
37 months to 60 months	42,141	5.36	39	13
Greater than 60 months	20,946	5.13	83	6

Total intermediate fixed	127,606	5.36	41	39

Total adjustable rate loans	275,934	4.85	20	86
Fixed rate loans	49,794	5.70		14

Total loans	$325,728	4.98%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 31, 2004:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$4,476	$—	$—	$—	$—	$—	$4,476
Loans	136,899	17,125	75,476	37,825	58,403	—	325,728
Other assets	—	—	—	—	—	955	955

Total assets	$141,375	$17,125	$75,476	$37,825	$58,403	$955	$331,159

Other liabilities	$—	$—	$—	$—	$—	$142	$142
Stockholders’ equity	—	—	—	—	—	331,017	331,017

Total liabilities and equity	$—	$—	$—	$—	$—	$331,159	$331,159

Repricing GAP— positive (negative)	$141,375	$17,125	$75,476	$37,825	$58,403	$(330,204)

Cumulative repricing GAP:
Dollar amount	$141,375	$158,500	$233,976	$271,801	$330,204

Percent of total assets	42.7%	47.9%	70.7%	82.1%	99.7%

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

Properties underlying Mortgage Assets were concentrated primarily in California. At December 31, 2004, approximately 79% of Mortgage Assets were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, we would likely experience higher rates of loss and delinquency on Mortgage Loans than if our loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect our mortgage loan portfolio and thus our future ability to pay dividends on our preferred shares.

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

The Bank, which holds 99.9% of our common shares, is involved in virtually every aspect of our business. We do not have any employees because we have retained the Bank to perform all necessary functions pursuant to the advisory agreement and the servicing agreement. Accordingly, we are dependent for the selection, structuring and monitoring of Mortgage Assets on the officers and employees of the Bank, as advisor. In addition, we are dependent upon the expertise of the Bank, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the servicing agreement resulted from arm’s-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory and servicing agreements with the Bank requires the affirmative vote of a majority of our board of directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of our independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services.

Our relationship with the Bank creates conflicts of interest.

The Bank is, and is expected to continue to be, involved in virtually every aspect of our operations. The Bank is the holder of 99.9% of our common stock and will administer our day-to-day activities in its role as advisor under the advisory agreement. The Bank will also act as servicer of the Mortgage Loans on our behalf under the servicing agreement. In addition, other than the independent directors, all of our officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of 99.9% of our outstanding voting shares, the Bank has the right to elect all of our directors, including the independent directors.

The Bank has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from the Bank; servicing of mortgage loans; and the renewal, termination or modification of the advisory agreement or the servicing agreement. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including prices that are paid and received on the acquisition of mortgage assets by us or in connection with the servicing of mortgage loans. There is a requirement in the terms of our Preferred Shares that certain of our actions be approved by a majority of the independent directors; this is also intended to ensure fair dealings between the Company and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. As a result, the amount available for distribution to our shareholders, including the holders of our preferred shares, would be reduced for the year or years involved, and we would not be subject to the REIT requirement that we distribute substantially all of our income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce our net earnings available for distribution to our shareholders, including holders of our Preferred Shares, because of the additional federal tax liability for the year or years involved. Our failure to qualify as a REIT would neither by itself give us the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

Although we currently intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations including actions by banking regulators as discussed below, may cause us to determine that it is in our best interest and in the best interest of holders of our common shares and preferred shares to revoke our REIT election. The tax law generally prohibits us from electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit our ability to implement our business plan and may restrict our ability to pay dividends.

Because we are a subsidiary of the Bank, federal and state regulatory authorities have the right to examine us and our activities and under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct our business according to our business plan, which could materially adversely affect our financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to transfer assets, to make distributions to our shareholders, including dividends on our preferred shares, or to redeem our preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse affect on our financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on our preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%.

•	The FDIC could limit or prohibit the payment of dividends on the preferred shares, if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status that we distribute 90% of our REIT taxable income (excluding deductions for any dividends paid and any net capital gains) for any calendar year. If this caused us to cease to qualify as a REIT, we would become subject to corporate level taxation. Additional taxation would reduce the amount of income available for us to pay dividends.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements table of contents on page F-2.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, our accountants on any matter of accounting principles, practices or financial statement disclosures since our inception in April 1999.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Bank’s disclosure controls and procedures, as of December 31, 2004, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	OTHER INFORMATION.

Not applicable.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

As the holder of 99.9% of the Company’s common stock, the Bank has the right to elect the directors, including the independent directors. The Company’s board of directors presently consists of seven members, including two independent directors. The Company currently has five officers, four of whom are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and does not anticipate requiring employees.

The Company’s directors and executive officers are listed below. Each director or officer has served in his/her capacity since our inception in April 1999, except for Mr. Merrill who was elected in December 2004. In February 2005, Director Mr. Kent Willson passed away.

Name	Age	Position and Offices Held
James J. Baumberger	62	President, Director
Thomas A. Cunningham(1)	69	Director
Jerry Lykins(1)	69	Director
Barrant V. Merrill	74	Director
Edward J. Dobranski	54	Vice President, General Counsel, Director
Julie N. Miyachi	47	Vice President, Operations, Director
Willis H. Newton, Jr.	55	Vice President, Chief Financial Officer, Treasurer, Director
May Chan	32	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

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

Mr. Lykins is a retired mortgage banker. His career included executive and operational management responsibilities in both California and Nevada for Mason McDuffie. From 1994 until 1998, Mr. Lykins was a director of the Bank and one of its predecessor financial institutions.

Mr. Merrill is the Managing Partner of Sun Valley Partners. From 1985 to 2004, Mr. Merrill was a director of the Bank and its legal predecessors. Previously, he was a General Partner of Dakota Partners and Chairman of Pershing & Co., Inc., a division of Donaldson, Lufkin & Jenrette.

Mr. Dobranski joined the Bank in 1992 and has served as Executive Vice President and General Counsel since that time. Mr. Dobranski currently serves as the Secretary of the Bank and has been the Bank’s Compliance Officer. From 1980 to 1987, Mr. Dobranski was Vice President and Senior Counsel at Wells Fargo Bank. From 1987 to 1992, he was in private law practice in San Francisco specializing in banking, real estate and corporate law.

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

Ms. Chan joined the Bank in 2004 and is the Tax Manager of the Bank. Prior to that, Ms. Chan was with KPMG LLP for nine years, five of which were in the tax department.

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by us be approved by a majority of the Company’s independent directors. In order to be considered “independent,” a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank and otherwise in accordance with the rules of the Nasdaq National Market. Members of our board of directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman) and Mr. Lykins are currently our independent directors. The death of Mr. Willson has created a vacancy for an independent director.

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

Audit Committee

The Company’s board of directors has established an audit committee that reviews the engagement and independence of the Company’s independent registered public accounting firm. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of two independent directors: Messrs. Cunningham and Lykins, each of which is an audit committee financial expert.

Compensation of Directors

The independent directors receive no annual compensation; however, they are paid a fee of $1,000 for attendance to each regularly scheduled Board meeting (in person or by telephone) at each meeting of the board of directors and $500 for any separate Audit Committee meeting or for any non scheduled board of directors meeting attended (in person or by telephone).

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers or employees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

During January 2005, the Company offered to repurchase the 9,840 shares of common stock not held by the Bank. As of February 2005, 7,920 shares were repurchased including 80 shares owned by Messrs. Baumberger, Dobranski, Merrill and Newton and Ms. Miyachi. The following table sets forth, as of February 25, 2005, the number and percentage of outstanding shares of common shares, Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Shares beneficially owned by (i) all persons known by us to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 29,362,633 Common Shares, 55,000 Series A Preferred Shares, 1,680,000 Series B Preferred Shares, 7,000 Series C Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of December 31, 2004.

	Common Shares		Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Series D Preferred Shares
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner	Number	%	Number	%	Number	%	Number	%	Number	%
First Republic Bank	29,352,793	99.9%	25,410	46.2%	—	—	—	—	—	—
111 Pine Street San Francisco, California 94111

The Calvert Group	—	—	7,050	12.8%	—	—	—	—	—	—
4550 Montgomery Avenue Suite 1000N Bethesda, MD 20814

Credit Suisse First Boston	—	—	—	—	—	—	7,000	100.0%	—	—
11 Madison Avenue New York, New York 10010

Executive Officers and Directors:
James J. Baumberger (2) (3)	—	—	—	—	12,000	0.7%	—	—	4,000	0.2%
Thomas A. Cunningham (3)	—	—	—	—	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	12,000	0.7%	—	—	3,000	0.1%
Barrant V. Merrill (3)	—	—	—	—			—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—	—	—	—	—
Julie N. Miyachi (2) (3)	—	—	—	—	400	*	—	—	1,000	*
Willis H. Newton, Jr. (2) (3)	—	—	—	—	—	—	—	—	—	—
May Chan	—	—	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a group (8 persons)	—	—	—	—	24,400	1.5%	—	—	8,000	0.3%

*	Less than 1/10 of 1%.
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111.
(2)	Executive Officer.
(3)	Director.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with the Bank.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of the Bank.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2004, in an amount in excess of $60,000.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2004 and 2003 and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees	$88,000	$162,000
Audit related fees	—	—
Tax fees	14,000	—
All other fees	—	—

Total fees	$102,000	$162,000

The Audit Committee implemented a policy in May 2003 to have all future auditing services and permitted non-audit services of KPMG LLP pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee pre-approved all of the engagements and fees for the audit of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements.

(1)	Please Financial Statements table of contents on page F-2 of this report.

(2)	Financial statement schedules are omitted because either the required information is not present in amounts sufficient to require submission of the schedules or the information required is included in the financial statements and notes thereto.

(3)	Exhibits:

The majority of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Company and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.1 of Form S-11 (File No. 333-72510)).

3.2	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.2 of Form S-11 (File No. 333-72510)).

3.3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3 of Form 8-K (File No. 000-33461)).

3.4	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series C Preferred Shares (incorporated herein by reference to Exhibit 3.4 of Form S-11 (File No. 333-72510)).

3.5	Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 (File No. 333-72510)).

3.6	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series D Preferred Shares (incorporated herein by reference to Exhibit 3.6 of Form S-11 (File No. 333-105434)).

4.1	Specimen certificate representing Noncumulative Series B shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-72510)).

4.2	Specimen certificate representing Noncumulative Series D shares (incorporated herein by reference to Exhibit 4 of Form S-11 (file No. 333-105434).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 (File No. 333-72510)).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 (File No. 333-72510)).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By: /s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Republic Preferred Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER James J. Baumberger	President, Director	March 16, 2005

/s/ THOMAS A. CUNNINGHAM Thomas A. Cunningham	Director	March 16, 2005

/s/ JERRY LYKINS Jerry Lykins	Director	March 16, 2005

/s/ BARRANT V. MERRILL Barrant V. Merrill	Director	March 16, 2005

/s/ EDWARD J. DOBRANKSI Edward J. Dobranski	Executive Vice President, General Counsel, Director	March 16, 2005

/s/ JULIE N. MIYACHI Julie N. Miyachi	Vice President, Operations, Director	March 16, 2005

/s/ WILLIS H. NEWTON. JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer, Director	March 16, 2005

/s/ MAY CHAN May Chan	Assistant Vice President, Corporate Secretary	March 16, 2005

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 9, 2005

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

	December 31,
	2004	2003
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$4,476,000	$6,766,000

Single family mortgage loans	288,211,000	296,051,000
Multifamily mortgage loans	37,517,000	26,454,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	325,247,000	322,024,000

Accrued interest receivable	1,431,000	1,593,000
Prepaid expenses	5,000	14,000

Total assets	$331,159,000	$330,397,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$1,000	$1,255,000
Payable to First Republic Bank	19,000	19,000
Other payables	122,000	29,000

Total liabilities	142,000	1,303,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock; $0.01 par value, 50,000,000 shares authorized, 29,362,633 shares issued and outstanding at December 31, 2004 and 2003	294,000	294,000
Additional paid-in capital	166,923,000	165,000,000
Dividends in excess of retained earnings	(200,000)	(200,000)

Total stockholders’ equity	331,017,000	329,094,000

Total liabilities and stockholders’ equity	$331,159,000	$330,397,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

	Year ended December 31,
	2004	2003	2002
Interest income:
Interest on loans	$16,398,000	$13,502,000	$11,799,000
Interest on short-term investments	89,000	152,000	154,000

Total interest income	16,487,000	13,654,000	11,953,000
Provision for loan losses	—	—	200,000

Total interest income after provision for loan losses	16,487,000	13,654,000	11,753,000

Operating expense:
Advisory fees payable to First Republic Bank	75,000	75,000	50,000
General and administrative	236,000	199,000	196,000

Total operating expense	311,000	274,000	246,000

Net income before preferred stock dividends	16,176,000	13,380,000	11,507,000
Dividends on preferred stock	14,252,000	12,125,000	9,663,000

Net income available to common stockholders	$1,924,000	$1,255,000	$1,844,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Total
Balance as of December 31, 2001	$62,000,000	$112,000	$63,182,000	$—	$125,294,000
Issuance of 1,680,000 shares of Series B preferred stock	42,000,000	—	—	—	42,000,000
Capital contribution by First Republic Bank for 7,460,831 shares of common stock	—	75,000	41,925,000	—	42,000,000
Net income before preferred stock dividends	—	—	—	11,507,000	11,507,000
Dividends paid on Series A, Series B, and Series C preferred stock	—	—	—	(9,663,000)	(9,663,000)
Dividends payable on common stock	—	—	—	(2,044,000)	(2,044,000)

Balance as of December 31, 2002	104,000,000	187,000	105,107,000	(200,000)	209,094,000
Issuance of 2,400,000 shares of Series D preferred stock	60,000,000	—	—	—	60,000,000
Capital contribution by First Republic Bank for 10,658,330 shares of common stock	—	107,000	59,893,000	—	60,000,000
Net income before preferred stock dividends	—	—	—	13,380,000	13,380,000
Dividends paid on Series A, Series B, Series C and Series D preferred stock	—	—	—	(12,125,000)	(12,125,000)
Dividends payable on common stock	—	—	—	(1,255,000)	(1,255,000)

Balance as of December 31, 2003	164,000,000	294,000	165,000,000	(200,000)	329,094,000
Net income before preferred stock dividends	—	—	—	16,176,000	16,176,000
Dividends paid on Series A, Series B, Series C and Series D preferred stock	—	—	—	(14,252,000)	(14,252,000)
Dividends payable on common stock	—	—	—	(1,000)	(1,000)
Consent dividend on common stock	—	—	1,923,000	(1,923,000)	—

Balance as of December 31, 2004	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income before preferred stock dividends	$16,176,000	$13,380,000	$11,507,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		—	200,000
Amortization of premium on loans, net	25,000	594,000	216,000
Changes in operating assets and liabilities:
Accrued interest receivable	162,000	(402,000)	(480,000)
Receivable from First Republic Bank	—	—	21,000
Prepaid expenses	9,000	(4,000)	8,000
Payable to First Republic Bank	—	6,000	—
Other payables	93,000	4,000	4,000

Net cash provided by operating activities	16,465,000	13,578,000	11,476,000

Investing Activities:
Loans purchased from First Republic Bank	(108,886,000)	(294,644,000)	(182,353,000)
Principal payments on loans	105,638,000	159,705,000	111,009,000

Net cash used in investing activities	(3,248,000)	(134,939,000)	(71,344,000)

Financing Activities:
Issuance of preferred stock	—	60,000,000	42,000,000
Issuance of common stock to First Republic Bank	—	60,000,000	42,000,000
Dividends paid on preferred stock	(14,252,000)	(12,125,000)	(9,663,000)
Dividends paid on common stock	(1,255,000)	(2,044,000)	(2,053,000)

Net cash (used in) provided by financing activities	(15,507,000)	105,831,000	72,284,000

Increase (decrease) in cash and cash equivalents	(2,290,000)	(15,530,000)	12,416,000
Cash and cash equivalents at beginning of year	6,766,000	22,296,000	9,880,000

Cash and cash equivalents at end of year	$4,476,000	$6,766,000	$22,296,000

Supplemental disclosure of cash flow information:
Common stock dividends payable	$1,000	$1,255,000	$2,044,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

In June 1999, the Company completed an initial private offering of 55,000 shares of perpetual, exchangeable, noncumulative 10.5% Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law, are not listed on any national securities exchange or for quotation through the Nasdaq National Stock Market, Inc. or any other quotation system and are subject to significant restrictions on transfer.

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

Note 2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans.

Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using the interest method. The unaccredited discount or unamortized premium on a loan sold or paid in full is recognized in income at the time of sale or payoff.

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchased by the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages with the proceeds of the Series D preferred stock offering. At December 31, 2004, Mortgage Loans totaled $325.7 million, of which $288.2 million were single family mortgages and $37.5 million were multifamily mortgages. At December 31, 2003, Mortgage Loans totaled $322.5 million, of which $296.1 million were single family mortgages and $26.4 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of December 31, 2004 or 2003. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans in the Company’s loan portfolio at December 31, 2004 and 2003.

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

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell such real estate. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of December 31, 2004 or 2003.

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 31, 2004, 2003, and 2002.

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which addresses the accounting and disclosure requirements for an investor that acquires a loan for which the credit quality has deteriorated since the loan was originated and for which it is probable that the investor will not collect all contractually required payments receivable. SOP 03-3 is effective for loans, including loans classified as debt securities, which are acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires initially recording these loans and debt securities at fair value and prohibits recognition of a valuation allowance upon transfer. The excess of total expected cash flows at acquisition over the investor’s initial investment in the loan is the accretable yield, which is recognized as interest income on a level-yield basis over the life of the loan. The excess of total contractual cash flows less total expected cash flows is a nonaccretable yield that is not recognized upon acquisition. Subsequent increases in total expected cash flows are recognized prospectively as a yield adjustment over the remaining life of the loan; decreases are recognized as impairment. Since the Company intends to acquire only performing loans from the Bank or other third parties, SOP 03-3 is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 3.    Related Party Transactions

Since inception in April 1999, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of these loans acquired by the Company was $108.9 million in 2004 and $294.6 million in 2003, including net premiums of $161,000 and $971,000, respectively. In addition, the cost in 2003 included an allowance for loan losses of $281,000 that was transferred from the Bank. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $775,000 and $582,000 for the year ended December 31, 2004 and 2003, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. During 2003, the board of directors of the Company, including a majority of the independent directors, approved an increase in the annual fee from $50,000 to $75,000, payable in equal quarterly installments. The Company had $19,000 payable to the Bank for advisory fees at December 31, 2004 and 2003.

At December 31, 2002, the Bank owned 15,000 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $15.0 million. During 2003, the Bank purchased on the open market 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $150,000. Accordingly, at December 31, 2004, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million.

Note 4.    Preferred Stock

As of December 31, 2004, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares are outstanding. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	At December 31, 2004
	2004	2003
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Shares. Proceeds from this issuance were $55 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $5,775,000 for each year ended December 31, 2004, 2003, and 2002.

In June 2001, the Company issued 7,000 Series C Preferred Shares. Proceeds from this issuance were $7 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $20.38 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 5.7% per annum or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends of $399,000 for each year ended December 31, 2004, 2003 and 2002.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends of $3,728,000 for the years ended December 31, 2004 and 2003, and $3,489,000 for the period from issuance, January 24, 2002 through December 31, 2002.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The first dividend payment date for the Series D Preferred Shares was September 30, 2003. The Company paid dividends of $4,350,000 for the year ended December 31, 2004. The first dividend payment date for the Series D Preferred Shares was September 30, 2003 and the Company paid dividends of $2,223,000 for the period from inception, June 27, 2003 to December 31, 2003.

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

Note 5.    Common Stock

As of December 31, 2004, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2004, there were 29,362,633 shares were outstanding. The Company initially issued 10,000,000 shares to the Bank. In June 2003, January 2002 and June 2001, the Company issued 10,658,330, 7,460,831 and 1,243,472 shares of common stock, respectively, to acquire Mortgage Assets from the Bank.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year. Common stock dividends of $0.0655, $0.0428 and $0.1093 per common shares were declared on December 8, 2004, December 9, 2003 and December 11, 2002, respectively.

Note 6.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2004, 2003 and 2002.

	Year ended December 31,
	2004	2003	2002
Series A Preferred Shares	$5,775,000	$5,775,000	$5,775,000
Series B Preferred Shares	3,728,000	3,728,000	3,489,000
Series C Preferred Shares	399,000	399,000	399,000
Series D Preferred Shares	4,350,000	2,223,000	—

Total	$14,252,000	$12,125,000	$9,663,000

Dividends on the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares are payable at the rate of 10.5%, 8.875%, 5.7%, and 7.25% per annum, respectively, if, when and as authorized by the Company’s board of directors. If authorized, dividends on Series A Preferred Shares and Series C Preferred Shares are payable semiannually in arrears on the 30th day of June and December of each year. If authorized, dividends on the Series B Preferred Shares and Series D Preferred Shares are payable quarterly in arrears on the 30th of March, June, September, and December of each year.

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends to the holders of common stock of $1,924,000 for 2004, $1,255,000 for 2003 and $2,044,000 for 2002. For the calendar year ended December 31, 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 7.    Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2004 and 2003:

	2004		2003
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$4,476	$4,476	$6,766	$6,766
Mortgage loans	$325,247	$328,830	$322,024	$324,835

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying amount of loans is net of the allowance for loan losses. To estimate fair value of the Company’s loans, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk, and accrual status.

The Company bases the fair value of single family and multifamily mortgages loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

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

At December 31, 2004, 60% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 9% in Los Angeles County, 10% in other areas of California, 12% in New York and contiguous states and 9% in other parts of the United States. At December 31, 2004, the weighted average loan-to-value ratio for the mortgage portfolio was approximately 54%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of Mortgage Loans at December 31, 2004 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Other California Areas	Los Angeles County	Las Vegas, Nevada	Other	Total
Single family	$164,463	$39,142	$29,127	$27,636	$1,362	$26,481	$288,211
Multifamily	30,825	857	2,662	3,173	—	—	37,517

Total	$195,288	$39,999	$31,789	$30,809	$1,362	$26,481	$325,728

Percent by location	60%	12%	10%	9%	1%	8%	100%

Note 9.    Quarterly Data (unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2004 and 2003:

	2004				2003
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,325	$4,040	$4,052	$4,070	$3,831	$4,203	$2,765	$2,855
Provision for loan losses	—	—	—	—	—	—	—	—
Operating expenses	72	75	92	72	65	68	68	73

Net income before preferred stock dividends	4,253	3,965	3,960	3,998	3,766	4,135	2,697	2,782
Preferred stock dividends	3,563	3,563	3,563	3,563	3,563	3,563	2,524	2,475

Net income available to common stockholders	$690	$402	$397	$435	$203	$572	$173	$307