Form 10-Q
period 2005-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2005-05-12
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 5, 2005 was 29,353,593.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following interim financial statements as of and for the three months ended March 31, 2005 are unaudited. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$10,211,000	$4,476,000

Single family mortgage loans	284,621,000	288,211,000
Multifamily mortgage loans	37,279,000	37,517,000

Total loans	321,900,000	325,728,000

Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	321,419,000	325,247,000

Accrued interest receivable	1,453,000	1,431,000
Prepaid expenses	22,000	5,000

Total assets	$333,105,000	$331,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,000
Dividends payable on preferred stock	1,543,000	—
Payable to First Republic Bank	25,000	19,000
Other payables	157,000	122,000

Total liabilities	1,725,000	142,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,353,993 and 29,362,633 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	294,000	294,000
Additional paid-in capital	166,901,000	166,923,000
Retained earnings (accumulated deficit)	185,000	(200,000)

Total stockholders’ equity	331,380,000	331,017,000

Total liabilities and stockholders’ equity	$333,105,000	$331,159,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Interest on loans	$4,011,000	$4,053,000
Interest on short-term investments	22,000	17,000

Total interest income	4,033,000	4,070,000

Provision for loan losses	—	—

Total interest income after provision for loan losses	4,033,000	4,070,000

Operating expense:
Advisory fees payable to First Republic Bank	25,000	19,000
General and administrative	61,000	53,000

Total operating expense	86,000	72,000

Net income before preferred stock dividends	3,947,000	3,998,000

Dividends on preferred stock	3,562,000	3,563,000

Net income available to common stockholders	$385,000	$435,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	3,998,000	3,998,000
Dividends on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2004	$164,000,000	$294,000	$165,000,000	$235,000	$329,529,000

Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income before preferred stock dividends	—	—	—	3,947,000	3,947,000
Dividends on preferred stock				(3,562,000)	(3,562,000)
Repurchase shares of common stock	—	—	(22,000)	—	(22,000)

Balance as of March 31, 2005	$164,000,000	$294,000	$166,901,000	$185,000	$331,380,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income before preferred stock dividends	$3,947,000	$3,998,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	51,000	147,000
Changes in operating assets and liabilities:
Accrued interest receivable	(22,000)	50,000
Prepaid expenses	(17,000)	(8,000)
Payable to First Republic Bank	6,000	2,000
Other payables	35,000	8,000

Net cash provided by operating activities	4,000,000	4,197,000

Investing Activities:
Loans acquired from First Republic Bank	(11,463,000)	(14,207,000)
Principal payments on loans	15,240,000	18,952,000

Net cash provided by investing activities	3,777,000	4,745,000

Financing Activities:
Dividends paid on preferred stock	(2,019,000)	(2,020,000)
Dividends paid on common stock	(1,000)	(1,255,000)
Repurchase of common stock	(22,000)	—

Net cash used by financing activities	(2,042,000)	(3,275,000)

Increase in cash and cash equivalents	5,735,000	5,667,000
Cash and cash equivalents at beginning of period	4,476,000	6,766,000

Cash and cash equivalents at end of period	$10,211,000	$12,433,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,543,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

March 31, 2005

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) in April 1999 for the purpose of raising capital for the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). All of the Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements. As of March 31, 2005, the Company has issued 29,353,993 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 1,200 shares held by certain of the Bank’s employees and directors. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the financial statements presented in First Republic Preferred Capital Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Mortgage Loans

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using methods that approximate the interest method. The unaccreted discount or unamortized premium on a loan sold or paid in full is recognized in income at the time of sale or payoff.

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair values of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchase by the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

Mortgage Loans consisted entirely of single family mortgages through the first quarter of 2003. Beginning in the second quarter of 2003, the Company has acquired multifamily mortgages using the proceeds of the Series D preferred stock offering and subsequent principal payments. At March 31, 2005, Mortgage Loans totaled $321.9 million, of which $284.6 million were single family mortgages and $37.3 million were multifamily mortgages. At December 31, 2004, Mortgage Loans totaled $325.7 million, of which $288.2 million were single family mortgages and $37.5 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. Interest income is not recorded on loans when they become more than 90 days delinquent, except for single family loans that are well secured and in the process of collection, or at such earlier time as management determined that the collectibility of interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of March 31, 2005 or December 31, 2004. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans in the Company’s loan portfolio at March 31, 2005 or December 31, 2004.

Allowance for Loan Losses

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

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell such real estate. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception or as of March 31, 2005 or December 31, 2004.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2005 or for year ended 2004.

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of these loans acquired by the Company during the first quarter was approximately $11 million in 2005 and $14 million during the same quarter in 2004, including net premiums of $53,000 and $40,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $196,000 for the first quarter of 2005 and $192,000 for the same quarter in 2004. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

The Company has entered into an advisory agreement with the Bank under which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The advisory agreement is renewable on an annual basis. During 2004, the board of directors of the Company, including a majority of the independent directors, approved an increase in the annual fee from $75,000 to $100,000, payable in equal quarterly installments. The Company had $25,000 and $19,000 payable to the Bank for advisory fees at March 31, 2005 and at December 31, 2004, respectively.

At December 31, 2002, the Bank owned 15,000 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $15.0 million. During 2003, the Bank purchased on the open market 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $150,000. During the first quarter of 2005, the Bank did not purchase any share of the Company’s outstanding Series A Preferred Shares and, at March 31, 2005, owned 25,410 shares, with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of March 31, 2005, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	March 31, 2005	December 31, 2004
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

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

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. Proceeds from this issuance were $42 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 8.875% per annum or $2.21875 per annum per share. Dividends on the Series B Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. Proceeds from this issuance were $60 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 5. Common Stock

As of March 31, 2005, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share and there were 29,353,993 shares outstanding. At the end of January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of March 31, 2005, 108 individuals accepted the offer of $200 for each individual ownership, or an equivalent of $2.50 per share.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2005, except for the dividends on the Series A and Series C Preferred Shares for the three months ended March 31, 2005, which the Company accrued.

Three Months Ended March 31, 2005
Series A Preferred Shares	$1,443,000
Series B Preferred Shares	932,000
Series C Preferred Shares	100,000
Series D Preferred Shares	1,087,000

Total	$3,562,000

Dividends on the Preferred Shares are payable if, when and as authorized by the Company’s board of directors. If the board of directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The board of directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any capital gains) to stockholders, and, generally, the Company cannot pay dividends on the common stock for periods in which less than full dividends are paid on each series of Preferred Shares.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends to the holders of its common stock during the first quarter of 2005 or 2004.

Note 7. Concentration of Credit Risk

At March 31, 2005, the Company holds Mortgage Loans secured by real estate properties located primarily in California (79% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Significant Concentration of Credit Risk” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition and results of operations of the Company during the three months ended March 31, 2005. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to the following:

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

Results of Operations

Overview

Net income before preferred stock dividends was $3,947,000 for the first quarter of 2005, compared with $3,998,000 for the first quarter of 2004. The decrease was primarily due to lower loan interest income. Although average loan balances increased, low interest rates during the past year resulted in lower average yields compared with the first quarter of 2004. The ratio of earnings to fixed charges was 1.11x and 1.12x for the quarter ended March 31, 2005 and 2004, respectively. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income on loans decreased to $4,033,000 for the first quarter of 2005, compared with $4,070,000 for the same period in 2004 as a result of lower-yielding loans. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$327,097	$4,011	4.90%	$322,289	$4,053	5.03%
Short-term investments	4,602	22	1.91%	7,702	17	0.87%

Total interest-earning assets	$331,699	$4,033	4.86%	$329,991	$4,070	4.93%

Interest income on Mortgage Loans decreased in the first quarter of 2005 compared with the same period in 2004 primarily due to a change in the loan portfolio mix to lower-yielding adjustable rate mortgage loans (“ARMs”). For the first quarter of 2005, the average yield was 4.90%, compared with 4.91% for the prior quarter and 5.03% for the first quarter of 2004. At March 31, 2005, the weighted average coupon rate of the total loan portfolio was 5.04%, compared with 4.98% at December 31, 2004 and 5.29% at March 31, 2004. Repayment of higher-yielding intermediate fixed and fixed rate loans during 2004 and early 2005 were reinvested in lower-yielding adjustable rate loans. The balance of adjustable rate mortgage loans at March 31, 2005 was 48% of Mortgage Loans, up from 27% at March 31, 2004. The weighted average coupon rate of ARMs at March 31, 2005 was 4.58%, up 16 basis points from 4.42% at December 31, 2004 due to the rise in short-term rates, but down 6 basis points from 4.64% at March 31, 2004 primarily due to a change in the adjustable rate portfolio. See “Quantitative and Qualitative Disclosure about Market Risks.”

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Company’s loan portfolio that the Bank services, which reduces the interest income that the Company receives. Loan servicing fees were $196,000 for the quarter ended March 31, 2005 and $192,000 for the same quarter in 2004. The increase in loan servicing fees is consistent with the increase in the average loan balance.

Interest income on short-term investments increased in the three months ended March 31, 2005, compared with the same period in 2004, due to higher rates, offset by a decrease in the average investment balance. The average yield on the Company’s interest-bearing money market account rose to 1.91% in the first quarter of 2005 as interest rates began to rise mid-2004, compared with 0.87% for the first quarter of 2004.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf for which it will be paid $100,000 per annum beginning in 2005. Advisory fees for the first quarter of 2005 were $25,000 and $19,000 for the first quarter of 2004.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listings and other stockholder costs. Collectively, these fees and other operating expenses were $61,000 for the first quarter of 2005 and $53,000 for the same period last year.

Financial Condition

Interest-bearing Deposits with the Bank

At March 31, 2005 and December 31, 2004, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at March 31, 2005 and December 31, 2004 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for single family loans that are well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely.

As of March 31, 2005 and December 31, 2004, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at March 31, 2005 and December 31, 2004, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Three Months Ended March 31,		Year Ended December 31, 2004
	2005	2004
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$327,097,000	$322,289,000	$323,720,000
Total loans at period end	$321,900,000	$317,613,000	$325,728,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

As of March 31, 2005, the Company’s allowance for loan losses was 0.15% of total loans.

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

At March 31, 2005, 60% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 12% in New York and contiguous states, 10% in Los Angeles County, 9% in other parts of California, and 9% in other parts of the United States. At March 31, 2005, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 53%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of the Company’s Mortgage Loans at March 31, 2005 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York City Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$161,707	$38,905	$28,283	$26,381	$1,798	$27,547	$284,621
Multifamily loans	30,658	857	3,117	2,647	0	0	37,279

Total	$192,365	$39,762	$31,400	$29,028	$1,798	$27,547	$321,900

Percent by location	60%	12%	10%	9%	1%	8%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. We believe the cash generated from interest and principal payments on Mortgage Assets will provide sufficient funds for operating requirements and dividends payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.11x for the first quarter of 2005, compared with 1.13x for all of 2004 and 1.12x for the first quarter of 2004.

Since June 2004, interest rates have begun to move up from 40-year historical lows. However, higher-yielding intermediate fixed and fixed rate loans continued to pay off at a high rate during the quarter ended March 31, 2005. The repayment proceeds were reinvested in lower-yielding adjustable rate loans, resulting in a lower average yield on Mortgage Loans. The weighted average yield on average interest-earning assets was 4.86% for the first quarter of 2005, compared with 4.84% for the prior quarter and 4.93% for the first quarter of 2004.

At March 31, 2005, 48% of the Mortgage Loans were adjustable rate loans, 37% were intermediate fixed rate loans and 15% were fixed rate loans. The weighted average coupon rate for each loan type at March 31, 2005 was 4.58%, 5.39% and 5.70%, respectively, and the weighted average remaining maturity was 23.6 years. In comparison, at March 31, 2004, 27% were adjustable rate loans, 53% were intermediate fixed rate loans and 20% were fixed rate loans. The weighted average coupon rate for each loan type at March 31, 2004 was 4.64%, 5.43% and 5.83%, respectively, and the weighted average remaining maturity was 24.2 years.

For adjustable rate Mortgage Loans, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate was 4.58% at March 31, 2005, up 16 basis points from 4.42% at December 31, 2004 due to the rise in short-term rates, but down 6 basis points from 4.64% at March 31, 2004. The decline in the average adjustable rate loan yield was primarily due to a change in the adjustable rate portfolio to loans indexed to the 11th District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At March 31, 2005, adjustable rate loans indexed to COFI were 74% of total adjustable rate loans, or 36% of total Mortgage Loans, compared with 55% of total adjustable rate loans at March 31, 2004, or 15% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at March 31, 2005 was $164.9 million, or 52% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 4 basis points to

5.39% at March 31, 2005 from 5.43% at March 31, 2004. The weighted average coupon rate for fixed rate loans declined 13 basis points to 5.70% at March 31, 2005 from 5.83% at March 31, 2004. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The Company reinvested these repayment proceeds in lower-yielding adjustable rate Mortgage Loans.

The following table presents an analysis of Mortgage Loans at March 31, 2005 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$115,795	4.45%	1	36%
CMT	30,767	4.83	6	10
Prime	1,838	6.30	1	0
LIBOR	8,574	5.06	8	2

Total ARMs	156,974	4.58	3	48

Intermediate fixed:
12 months to 36 months	73,801	5.43	30	23
37 months to 60 months	25,127	5.46	40	8
Greater than 60 months	18,098	5.13	83	6

Total intermediate fixed	117,026	5.39	40	37

Total adjustable rate loans	274,000	4.92	19	85

Fixed rate loans	47,900	5.70		15

Total loans	$321,900	5.04%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 31, 2005:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$10,211	$—	$—	$—	$—	$—	$10,211
Loans	140,733	21,000	83,669	22,314	54,184	—	321,900
Other assets	—	—	—	—	—	994	994

Total assets	$150,944	$21,000	$83,669	$22,314	$54,184	$994	$333,105

Other liabilities	$—	$—	$—	$—	$—	$1,725	$1,725
Stockholders’ equity	—	—	—	—	—	331,380	331,380

Total liabilities and equity	$—	$—	$—	$—	$—	$333,105	$333,105

Repricing GAP-positive (negative)	$150,944	$21,000	$83,669	$22,314	$54,184	$(332,111)

Cumulative repricing GAP:
Dollar amount	$150,944	$171,944	$255,613	$277,927	$332,111

Percent of total assets	45.3%	51.6%	76.7%	83.4%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Bank’s disclosure controls and procedures, as of March 31, 2005, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

In March 2005, the Bank, as majority stockholder of First Republic Preferred Capital Corporation, elected Linda G. Moulds (age 55) as a director of the Company to fill a vacancy created upon the death of Kent R. Willson. In addition, Ms. Moulds will serve on the Audit Committee of the Company. Ms. Moulds was Secretary and Controller of the Bank from June 1985 to March 1997 and was a director of the Bank from September 1997 to November 1998. The Bank, as majority stockholder, has affirmatively determined that Ms. Moulds is an independent director in accordance with applicable corporate governance laws and standards. Ms. Moulds was not selected as a director pursuant to any arrangement or understanding with her or any other person. Ms. Moulds is not a party to transactions with the Company that would be reportable pursuant to Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibits:

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 12, 2005	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: May 12, 2005	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.