Form 10-Q
period 2005-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2005-08-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 3, 2005 was 29,353,353.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following interim financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 are unaudited. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$10,281,000	$4,476,000
Single family mortgage loans	285,035,000	288,211,000
Multifamily mortgage loans	35,730,000	37,517,000

Total loans	320,765,000	325,728,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	320,284,000	325,247,000
Accrued interest receivable	1,425,000	1,431,000
Prepaid expenses	15,000	5,000
Receivable from First Republic Bank	3,000	—

Total assets	$332,008,000	$331,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,000
Payable to First Republic Bank	25,000	19,000
Other payables	183,000	122,000

Total liabilities	208,000	142,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Common stock, $0.01 par value, 50,000,000 shares authorized, 29,353,433 and 29,362,633 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	294,000	294,000
Additional paid-in capital	166,900,000	166,923,000
Retained earnings (accumulated deficit)	606,000	(200,000)

Total stockholders’ equity	331,800,000	331,017,000

Total liabilities and stockholders’ equity	$332,008,000	$331,159,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest on loans	$4,042,000	$4,030,000	$8,053,000	$8,083,000
Interest on short-term investments	37,000	22,000	59,000	39,000

Total interest income	4,079,000	4,052,000	8,112,000	8,122,000

Provision for loan losses	—	—	—	—

Total interest income after provision for loan losses	4,079,000	4,052,000	8,112,000	8,122,000

Operating expense:
Advisory fees payable to First Republic Bank	25,000	19,000	50,000	38,000
General and administrative	69,000	73,000	130,000	126,000

Total operating expense	94,000	92,000	180,000	164,000

Net income before preferred stock dividends	3,985,000	3,960,000	7,932,000	7,958,000
Dividends on preferred stock	3,564,000	3,563,000	7,126,000	7,126,000

Net income available to common stockholders	$421,000	$397,000	$806,000	$832,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	7,958,000	7,958,000
Dividends on preferred stock	—	—	—	(7,126,000)	(7,126,000)

Balance as of June 30, 2004	$164,000,000	$294,000	$165,000,000	$632,000	$329,926,000

Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income before preferred stock dividends	—	—	—	7,932,000	7,932,000
Dividends on preferred stock	—	—	—	(7,126,000)	(7,126,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)

Balance as of June 30, 2005	$164,000,000	$294,000	$166,900,000	$606,000	$331,800,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income before preferred stock dividends	$7,932,000	$7,958,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	123,000	257,000
Changes in operating assets and liabilities:
Accrued interest receivable	6,000	97,000
Receivable from First Republic Bank	(3,000)	—
Prepaid expenses	(10,000)	1,000
Payable to First Republic Bank	6,000	—
Other payables	61,000	25,000

Net cash provided by operating activities	8,115,000	8,338,000

Investing activities:
Loans acquired from First Republic Bank	(34,272,000)	(64,315,000)
Principal payments on loans	39,112,000	62,451,000

Net cash provided (used) by investing activities	4,840,000	(1,864,000)

Financing activities:
Dividends paid on preferred stock	(7,126,000)	(7,126,000)
Dividends paid on common stock	(1,000)	(1,255,000)
Repurchase of common stock	(23,000)	—

Net cash used by financing activities	(7,150,000)	(8,381,000)
Increase (decrease) in cash and cash equivalents	5,805,000	(1,907,000)
Cash and cash equivalents at beginning of year	4,476,000	6,766,000

Cash and cash equivalents at end of period	$10,281,000	$4,859,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

June 30, 2005

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

As of June 30, 2005, the Company has issued 29,353,433 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 640 shares held by certain of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the financial statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. Interim results are not necessarily indicative of results to be expected for the entire year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in the Company’s Annual Report on Form 10-K under the caption “Risk Factors.”

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for losses on loans.

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

At June 30, 2005, Mortgage Loans totaled $320.8 million, of which $285.0 million were single family mortgages and $35.8 million were multifamily mortgages. At December 31, 2004, Mortgage Loans totaled $325.7 million, of which $288.2 million were single family mortgages and $37.5 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of servicing fees paid to the Bank. A loan is placed on nonaccrual status and interest income is not recorded on the loan when the loan becomes more than 90 days delinquent, except for any single family loan that is well secured and in the process of collection, or at such earlier time as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of June 30, 2005 or December 31, 2004. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans in the Company’s loan portfolio at June 30, 2005 or December 31, 2004.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and the Bank’s past loss experience, the Bank’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell such real estate. Costs related to holding real estate are recorded as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six months ended June 30, 2005 or for the fiscal year ended December 31, 2004.

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of loans acquired by the Company during the second quarter was approximately $23 million in 2005 and $50 million in 2004, including net premiums of $13,000 and $34,000, respectively. The aggregate cost of such loans acquired during the first six months was approximately $34 million in 2005 and $64 million in 2004, including net premiums of $66,000 and $74,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The loan purchase and servicing agreement is renewable on an annual basis. The Bank charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $198,000 and $192,000 for the three months ended June 30, 2005 and 2004, respectively, and $394,000 and $384,000 for the six months ended June 30, 2005 and 2004. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. As a result of the increased complexity of governing a public company, the board of directors of the Company, including a majority of the independent directors, approved an increase in the annual fee from $75,000 to $100,000 beginning fiscal year 2005. This fee is payable in equal quarterly installments. The Company had $25,000 and $19,000 payable to the Bank for advisory fees at June 30, 2005 and at December 31, 2004, respectively.

At December 31, 2002, the Bank owned 15,000 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $15.0 million. During 2003, the Bank purchased on the open market 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $150,000. During the first six months of 2005, the Bank did not purchase any shares of the Company’s outstanding Series A Preferred Shares. At June 30, 2005, the Bank owned 25,410 shares of the outstanding Series A Preferred Shares with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of June 30, 2005, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	June 30, 2005	December 31, 2004
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock issued and outstanding	$164,000,000	$164,000,000

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are collectively referred to as the “Preferred Shares.”

In June 1999, the Company issued 55,000 Series A Preferred Shares. The Company’s proceeds from this issuance were $55 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 10.5% per annum, or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2001, the Company issued 7,000 Series C Preferred Shares. The Company’s proceeds from this issuance were $7 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares are not redeemable prior to June 16, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $20.38 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 5.7% per annum, or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. The Company’s proceeds from this issuance were $42 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are not redeemable prior to December 30, 2006. Holders of the Series B

Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 8.875% per annum, or $2.21875 per annum per share. Dividends on the Series B Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. The Company’s proceeds from this issuance were $60 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem the Preferred Shares, in whole (but not in part). The liquidation preference for each of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for each of the Series B Preferred Shares and the Series D Preferred Shares is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

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

Note 5. Common Stock

As of June 30, 2005, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, and there were 29,353,433 shares outstanding. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of June 30, 2005, 115 individuals had accepted the offer of $2.50 per share, or $200 for each owner.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on the Preferred Shares that the Company has accrued and paid in 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Series A Preferred Shares	$1,444,000	$2,887,000
Series B Preferred Shares	932,000	1,864,000
Series C Preferred Shares	100,000	200,000
Series D Preferred Shares	1,088,000	2,175,000

Total	$3,564,000	$7,126,000

Dividends on the Preferred Shares are payable if, when and as authorized and declared by the Company’s board of directors. If the board of directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The board of directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) to stockholders, and, generally, the Company cannot pay dividends on the common stock for periods in which less than full dividends are paid on each series of Preferred Shares.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the second quarter or first six months of 2005 or 2004.

Note 7. Concentration of Credit Risk

At June 30, 2005, the Company held Mortgage Loans secured by real estate properties located primarily in California (78% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition as of June 30, 2005 and results of operations of the Company for the three and six months ended June 30, 2005. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s current views and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the following:

•	business strategy;

•	estimated capital requirements and the Company’s need for additional financing in the future; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

Forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other filings by the

Company with the SEC (including in the section entitled “Risk Factors” of the Company’s Annual Report or Form 10-K for the fiscal year ended December 31, 2004) or in materials incorporated therein by reference.

Throughout this document, “Company” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Results of Operations

Overview

Net income before preferred stock dividends was $3,985,000 for the second quarter of 2005, compared with $3,960,000 for the second quarter of 2004. For the first six months, net income before preferred stock dividends was $7,932,000 in 2005, slightly lower than $7,958,000 in 2004 due to lower interest income. The ratio of earnings to fixed charges was 1.12x and 1.11x for the three and six months ended June 30, 2005, compared with 1.11x and 1.12x for the same periods in 2004. Dividend payments were 100% of fixed charges.

Total Interest Income

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$327,401	$4,042	4.93%	$322,178	$4,030	5.00%
Short-term investments	6,289	37	2.29	9,530	22	0.93

Total interest-earning assets	$333,690	$4,079	4.88%	$331,708	$4,052	4.88%

	Six Months Ended June 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$327,243	$8,053	4.92%	$322,233	$8,083	5.01%
Short-term investments	5,450	59	2.13	8,616	39	0.90

Total interest-earning assets	$332,693	$8,112	4.87%	$330,849	$8,122	4.90%

Interest income on Mortgage Loans increased slightly in the second quarter of 2005 compared with the same period in 2004; however, the average yield for the second quarter of 2005 dropped to 4.93% from 5.00% for the same quarter in 2004. The increase in interest income was primarily due to an increase in loan volume, offset by a change in the loan portfolio mix to lower-yielding adjustable rate mortgage loans (“ARMs”). The changes in loan volume and average loan yield for the first six months in 2005, compared with the same period in 2004, were due to similar factors. Repayments of higher-yielding intermediate fixed and fixed rate loans during 2004 and early 2005 were reinvested in lower-yielding adjustable rate loans. The balance of adjustable rate mortgage loans at June 30, 2005 was 53% of Mortgage Loans, up from 39% at June 30, 2004. The weighted average coupon rate of ARMs at June 30, 2005 was 4.79%, up 37 basis points from 4.42% at December 31, 2004 and up 34 basis points from 4.45% at June 30, 2004, due to the rise in short-term rates. At June 30, 2005, the weighted average coupon rate of the total loan portfolio was 5.10%, compared with 4.98% at December 31, 2004 and 5.13% at June 30, 2004. See “Quantitative and Qualitative Disclosures about Market Risks.”

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services, which reduces the interest income that the Company receives. For the second quarter, loan servicing fees were $198,000 in 2005 and $192,000 in 2004. For the first six months, loan servicing fees were $394,000 in 2005 and $384,000 in 2004. Loan servicing fees for each period were in line with the average loan balance for that period.

Interest income on short-term investments increased in the three and six months ended June 30, 2005, compared with the same periods in 2004, due to higher rates. The average yield on the Company’s interest-bearing money market account rose to 2.29% in the second quarter of 2005 as interest rates began to rise mid-2004, compared with 0.93% for the second quarter of 2004.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf for which it is paid $100,000 per annum in equal quarterly installments beginning in 2005. Advisory fees for the second quarter were $25,000 in 2005 and $19,000 in 2004. For the six-month period, advisory fees were $50,000 in 2005 and $38,000 in 2004.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listing fees and other stockholder costs. For the second quarter, these fees and other operating expenses were $69,000 in 2005 and $73,000 in 2004, and $130,000 and $126,000 for the six months ended June 30, 2005 and 2004.

Financial Condition

Interest-bearing Deposits with the Bank

At June 30, 2005 and December 31, 2004, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at June 30, 2005 and December 31, 2004 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

As of June 30, 2005 and December 31, 2004, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. In addition, at June 30, 2005 and December 31, 2004, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Six Months Ended June 30,		Year Ended December 31, 2004
	2005	2004
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$327,243,000	$322,233,000	$323,720,000
Total loans at period end	$320,765,000	$324,112,000	$325,728,000
Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

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

At June 30, 2005, 59% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 11% in New York and contiguous states, 10% in Los Angeles County, 9% in other parts of California, and 11% in other parts of the United States. At June 30, 2005, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 54%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of the Company’s Mortgage Loans at June 30, 2005 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$161,383	$35,284	$28,928	$25,958	$1,793	$31,689	$285,035
Multifamily loans	29,182	857	3,057	2,634	0	0	35,730

Total	$190,565	$36,141	$31,985	$28,592	$1,793	$31,689	$320,765

Percent by location	59%	11%	10%	9%	1%	10%	100%

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds of principal repayments on its current portfolio of Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.12x for the second quarter of 2005, compared with 1.11x for the first quarter of 2005 and 1.13x for the year 2004.

Since June 2004, interest rates have begun to move up from 40-year historical lows. However, higher-yielding intermediate fixed and fixed rate loans continued to pay off during the quarter ended June 30, 2005. The repayment proceeds were primarily reinvested in lower-yielding adjustable rate loans. The average yield on average interest-earning assets was 4.88% for the second quarter of 2005, comparable to 4.86% for the prior quarter and 4.88% for the second quarter of 2004.

At June 30, 2005, 53% of the Mortgage Loans were adjustable rate loans, 33% were intermediate fixed rate loans and 14% were fixed rate loans. The weighted average coupon rate for each loan type at June 30, 2005 was 4.79%, 5.33% and 5.68%, respectively, and the weighted average remaining maturity was 23.7 years. In comparison, at June 30, 2004, 39% were adjustable rate loans, 43% were intermediate fixed rate loans and 18% were fixed rate loans. The weighted average coupon rate for each loan type at June 30, 2004 was 4.45%, 5.43% and 5.80%, respectively, and the weighted average remaining maturity was 23.9 years.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate was 4.79% at June 30, 2005, up 37 basis points from 4.42% at December 31, 2004 and up 34 basis points from 4.45% at June 30, 2004 due to the rise in short-term rates. At June 30, 2005, ARMs indexed to COFI were 77% of total adjustable rate loans, or 41% of total Mortgage Loans, compared with 68% of total adjustable rate loans at June 30, 2004, or 26% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at June 30, 2005 was $151.0 million, or 47% of total loans, down from $201.6 million at June 30, 2004, or 62% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 10 basis points to 5.33% at June 30, 2005 from 5.43% at June 30, 2004. The weighted average coupon rate for fixed rate loans declined 12 basis points to 5.68% at June 30, 2005 from 5.80% at June 30, 2004. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The Company reinvested these repayment proceeds in lower-yielding ARMs.

The following table presents an analysis of Mortgage Loans at June 30, 2005 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$130,872	4.65%	1	41%
CMT	28,010	5.14	5	9
Prime	1,838	6.80	1	1
LIBOR	9,060	5.35	7	2

Total ARMs	169,780	4.79	2	53

Intermediate fixed:
12 months to 36 months	70,269	5.33	28	22
37 months to 60 months	24,155	5.40	43	7
Greater than 60 months	11,560	5.19	91	4

Total intermediate fixed	105,984	5.33	39	33

Total adjustable rate loans	275,764	5.00	16	86
Fixed rate loans	45,001	5.68		14

Total loans	$320,765	5.10%		100%

(1)	Weighted average.

(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2005:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$10,281	$—	$—	$—	$—	$—	$10,281
Loans	155,866	19,029	79,227	21,059	45,584	—	320,765
Other assets	—	—	—	—	—	962	962

Total assets	$166,147	$19,029	$79,227	$21,059	$45,584	$962	$332,008

Other liabilities	$—	$—	$—	$—	$—	$208	$208
Stockholders’ equity	—	—	—	—	—	331,800	331,800

Total liabilities and equity	$—	$—	$—	$—	$—	$332,008	$332,008

Repricing GAP-positive(negative)	$166,147	$19,029	$79,227	$21,059	$45,584	$(331,046)

Cumulative repricing GAP:
Dollar amount	$166,147	$185,176	$264,403	$285,462	$331,046

Percent of total assets	50.0%	55.8%	79.6%	86.0%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act, as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2005, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: August 11, 2005	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger President and Director (Principal Executive Officer)

Date: August 11, 2005	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr. Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.