Form 10-Q
period 2005-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2005-11-10
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2005 was 29,353,353.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following interim financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 are unaudited. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$10,414,000	$4,476,000
Single family mortgage loans	289,670,000	288,211,000
Multifamily mortgage loans	32,999,000	37,517,000

Total loans	322,669,000	325,728,000
Less: Allowance for loan losses	(481,000)	(481,000)

Net loans	322,188,000	325,247,000
Accrued interest receivable	1,461,000	1,431,000
Prepaid expenses	9,000	5,000
Receivable from First Republic Bank	2,000	—

Total assets	$334,074,000	$331,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,000
Dividends payable on preferred stock	1,543,000	—
Payable to First Republic Bank	183,000	19,000
Other payables	63,000	122,000

Total liabilities	1,789,000	142,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,353,353 and 29,362,633 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	294,000	294,000
Additional paid-in capital	166,900,000	166,923,000
Retained earnings (accumulated deficit)	1,091,000	(200,000)

Total stockholders’ equity	332,285,000	331,017,000

Total liabilities and stockholders’ equity	$334,074,000	$331,159,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest on loans	$4,093,000	$4,022,000	$12,146,000	$12,105,000
Interest on short-term investments on deposit with First Republic Bank	45,000	18,000	104,000	57,000

Total interest income	4,138,000	4,040,000	12,250,000	12,162,000

Operating expense:
Advisory fees payable to First Republic Bank	25,000	18,000	75,000	56,000
General and administrative	65,000	57,000	195,000	183,000

Total operating expense	90,000	75,000	270,000	239,000

Net income before preferred stock dividends	4,048,000	3,965,000	11,980,000	11,923,000
Dividends on preferred stock	3,563,000	3,563,000	10,689,000	10,689,000

Net income available to common stockholders	$485,000	$402,000	$1,291,000	$1,234,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2004	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income before preferred stock dividends	—	—	—	11,923,000	11,923,000
Dividends on preferred stock	—	—	—	(10,689,000)	(10,689,000)

Balance as of September 30, 2004	$164,000,000	$294,000	$165,000,000	$1,034,000	$330,328,000

Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income before preferred stock dividends	—	—	—	11,980,000	11,980,000
Dividends on preferred stock	—	—	—	(10,689,000)	(10,689,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)

Balance as of September 30, 2005	$164,000,000	$294,000	$166,900,000	$1,091,000	$332,285,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income before preferred stock dividends	$11,980,000	$11,923,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	186,000	319,000
Changes in operating assets and liabilities:
Accrued interest receivable	(30,000)	106,000
Receivable from First Republic Bank	(2,000)	—
Prepaid expenses	(4,000)	6,000
Payable to First Republic Bank	164,000	—
Other payables	(59,000)	57,000

Net cash provided by operating activities	12,235,000	12,411,000

Investing activities:
Loans acquired from First Republic Bank	(61,791,000)	(90,524,000)
Principal payments on loans	64,664,000	82,094,000

Net cash provided (used) by investing activities	2,873,000	(8,430,000)

Financing activities:
Dividends paid on preferred stock	(9,146,000)	(9,145,000)
Dividends paid on common stock	(1,000)	(1,255,000)
Repurchase of common stock	(23,000)	—

Net cash used by financing activities	(9,170,000)	(10,400,000)
Increase (decrease) in cash and cash equivalents	5,938,000	(6,419,000)
Cash and cash equivalents at beginning of year	4,476,000	6,766,000

Cash and cash equivalents at end of period	$10,414,000	$347,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,544,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Notes to Financial Statements

September 30, 2005

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

As of September 30, 2005, the Company has issued 29,353,353 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 560 shares held by certain of the Bank’s current and former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the financial statements presented in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2004. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in the Company’s 2004 Annual Report on Form 10-K under the caption “Risk Factors.”

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses.

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

The Company purchases Mortgage Loans from the Bank at the Bank’s carrying amount, which generally approximates the fair values of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchase by the Company, the difference would be recorded as a capital contribution by the Bank or a capital distribution to the Bank and would not be an adjustment to the basis of the loans.

At September 30, 2005, Mortgage Loans totaled $322.7 million, of which $289.7 million were single family mortgages and $33.0 million were multifamily mortgages. At December 31, 2004, Mortgage Loans totaled $325.7 million, of which $288.2 million were single family mortgages and $37.5 million were multifamily mortgages.

Interest income from loans is recognized in the month earned and is net of servicing fees paid to the Bank. A loan is placed on nonaccrual status and interest income is not recorded on the loan when the loan becomes more than 90 days delinquent, except for any single family loan that is well secured and in the process of collection, or at such earlier time as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loans is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. There were no nonaccrual loans as of September 30, 2005 or December 31, 2004. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans in the Company’s loan portfolio at September 30, 2005 or December 31, 2004.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine months ended September 30, 2005 or for the fiscal year ended December 31, 2004.

Note 3. Related Party Transactions

Since inception in April 1999, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of loans acquired by the Company during the third quarter was approximately $28 million in 2005 and $27 million in 2004, including net premiums of $72,000 and $32,000, respectively. The aggregate cost of such loans acquired during the first nine months was approximately $62 million in 2005 and $91 million in 2004, including net premiums of $138,000 and $109,000, respectively. All purchases were at a price equal to the Bank’s carrying amount, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The loan purchase and servicing agreement is renewable on an annual basis. The Bank charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $197,000 for the three months ended September 30, 2005 and 2004, and $591,000 and $581,000 for the nine months ended September 30, 2005 and 2004, respectively. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. As a result of the increased complexity of governing a public company, the board of directors of the Company, including a majority of the independent directors, approved an increase in the annual fee from $75,000 to $100,000 beginning fiscal year 2005. This fee is payable in equal quarterly installments. The Company had $25,000 and $19,000 payable to the Bank for advisory fees at September 30, 2005 and at December 31, 2004, respectively. Additionally, at September 30, 2005, the Company had $158,000 payable to the Bank for legal and audit fees.

At December 31, 2002, the Bank owned 15,000 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $15.0 million. During 2003, the Bank purchased on the open market 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $150,000. During the first nine months of 2005, the Bank did not purchase any of the Company’s outstanding Series A Preferred Shares. At September 30, 2005, the Bank owned 25,410 shares of the outstanding Series A Preferred Shares with a liquidation preference value of $25.4 million.

Note 4. Preferred Stock

As of September 30, 2005, the Company was authorized to issue 10,000,000 shares of preferred stock. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	September 30, 2005	December 31, 2004
Series A - 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B - 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C - 10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D - 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock issued and outstanding	$164,000,000	$164,000,000

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

Note 5. Common Stock

As of September 30, 2005, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, and there were 29,353,353 shares outstanding. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of September 30, 2005, 116 individuals had accepted the offer of $2.50 per share, or $200 for each owner. As of September 30, 2005, a total of 560 shares continued to be held by the Company’s current and former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on the Preferred Shares that the Company paid in 2005, except for the dividends on the Series A and Series C Preferred Shares for the three months ended September 30, 2005, which the Company has accrued and expects to pay on December 31, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Series A Preferred Shares	$1,444,000	$4,331,000
Series B Preferred Shares	932,000	2,796,000
Series C Preferred Shares	99,000	299,000
Series D Preferred Shares	1,088,000	3,263,000

Total	$3,563,000	$10,689,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the third quarter or first nine months of 2005 or 2004.

Note 7. Concentration of Credit Risk

At September 30, 2005, the Company held Mortgage Loans secured by real estate properties located primarily in California (78% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition—Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the financial condition as of September 30, 2005 and results of operations of the Company for the three and nine months ended September 30, 2005. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s current views and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the following:

•	business strategy;

•	estimated capital requirements and the Company’s need for additional financing in the future; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

Forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los

Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other filings by the Company with the SEC (including in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) or in materials incorporated therein by reference.

Throughout this document, “Company” refers to First Republic Preferred Capital Corporation and “Bank” refers to First Republic Bank.

Results of Operations

Overview

Net income before preferred stock dividends was $4,048,000 for the third quarter of 2005, compared with $3,965,000 for the third quarter of 2004. For the first nine months, net income before preferred stock dividends was $11,980,000 in 2005, compared with $11,923,000 in 2004. The increase was primarily due to an increase in average interest-earning assets, resulting in higher total interest income. The ratio of earnings to fixed charges was 1.14x and 1.12x for the three and nine months ended September 30, 2005, compared with 1.11x and 1.12x for the same periods in 2004. Dividend payments were 100% of fixed charges.

Total Interest Income

The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$325,267	$4,093	5.02%	$325,145	$4,022	4.94%
Short-term investments	7,377	45	2.45	5,471	18	1.26

Total interest-earning assets	$332,644	$4,138	4.96%	$330,616	$4,040	4.87%

	Nine Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$326,577	$12,146	4.95%	$323,211	$12,105	4.99%
Short-term investments	6,099	104	2.26	7,560	57	0.99

Total interest-earning assets	$332,676	$12,250	4.90%	$330,771	$12,162	4.89%

Interest income on Mortgage Loans increased in the third quarter of 2005 compared with the same period in 2004. The increase was primarily due to an increase in the average yield to 5.02% for the third quarter of 2005 from 4.94% for the same quarter in 2004. For the first nine months of 2005, interest income on Mortgage Loans increased slightly compared with the same period in 2004; however, the average yield for the first nine months dropped to 4.95% from 4.99% for the same period in 2004. The increase in interest income for the first nine months was primarily due to an increase in loan volume, offset by a change in the loan portfolio mix to lower-yielding adjustable rate mortgage loans (“ARMs”). Repayments of primarily higher-yielding intermediate fixed and fixed rate loans during 2004 and early 2005 were reinvested in lower-yielding adjustable rate loans. The balance of adjustable rate mortgage loans at September 30, 2005 was 59% of Mortgage Loans, up from 41% at September 30, 2004. At September 30, 2005, the weighted average coupon rate of the total loan portfolio was 5.17%, compared with 4.98% at December 31, 2004 and 5.02% at September 30, 2004. See “Quantitative and Qualitative Disclosures about Market Risks.”

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services, which reduces the interest income that the Company receives. For the third quarter, loan servicing fees were $197,000 in 2005 and in 2004. For the first nine months, loan servicing fees were $591,000 in 2005 and $581,000 in 2004.

Interest income on short-term investments increased in the three and nine months ended September 30, 2005, compared with the same periods in 2004, due to higher rates. The average yield on the Company’s interest-bearing money market account rose to 2.45% in the third quarter of 2005 as interest rates began to rise mid-2004, compared with 1.26% for the third quarter of 2004.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf for which it is paid $100,000 per annum in equal quarterly installments beginning in 2005. Advisory fees for the third quarter were $25,000 in 2005 and $18,000 in 2004. For the nine-month period, advisory fees were $75,000 in 2005 and $56,000 in 2004.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listing fees and other stockholder costs. For the third quarter, these fees and other operating expenses were $65,000 in 2005 and $57,000 in 2004, and $195,000 and $183,000 for the nine months ended September 30, 2005 and 2004.

Financial Condition

Interest-bearing Deposits with the Bank

At September 30, 2005 and December 31, 2004, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at September 30, 2005 and December 31, 2004 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

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

As of September 30, 2005 and December 31, 2004, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. In addition, at September 30, 2005 and December 31, 2004, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	Nine Months Ended September 30,		Year Ended December 31, 2004
	2005	2004
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$326,577,000	$323,211,000	$323,720,000
Total loans at period end	$322,669,000	$330,616,000	$325,728,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

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

At September 30, 2005, 59% of the Company’s loans were secured by properties located in the San Francisco Bay Area, 11% in New York and contiguous states, 10% in Los Angeles County, 9% in other parts of California, and 11% in other parts of the United States. At September 30, 2005, the weighted average loan-to-value ratio on the Mortgage Loans was approximately 53%, based on the appraised values of the properties at the time the loans were originated.

The following table presents an analysis of Mortgage Loans at September 30, 2005 by major geographic location:

(Dollars in thousands)	San Francisco Bay Area	Greater New York Area	Los Angeles County	Other California Areas	Las Vegas Nevada	Other	Total
Single family loans	$163,408	$35,052	$28,290	$28,025	$3,728	$31,167	$289,670
Multifamily loans	26,499	857	3,022	2,621	0	0	32,999

Total	$189,907	$35,909	$31,312	$30,646	$3,728	$31,167	$322,669

Percent by location	59%	11%	10%	9%	1%	10%	100%

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.14x for the third quarter of 2005, compared with 1.12x for the second quarter of 2005 and 1.13x for the year 2004.

Since June 2004, interest rates have begun to move up from 40-year historical lows. However, higher-yielding intermediate fixed and fixed rate loans continued to pay off during the quarter ended September 30, 2005. The repayment proceeds were primarily reinvested in lower-yielding adjustable rate loans. The average yield on average interest-earning assets was 4.96% for the third quarter of 2005, comparable to 4.88% for the prior quarter and 4.87% for the third quarter of 2004.

At September 30, 2005, 59% of the Mortgage Loans were adjustable rate loans, 28% were intermediate fixed rate loans and 13% were fixed rate loans. The weighted average coupon rate for each interest rate type at September 30, 2005 was 5.02%, 5.26% and 5.66%, respectively. The weighted average remaining maturity was 23.6 years. In comparison, at September 30, 2004, 41% were adjustable rate loans, 42% were intermediate fixed rate loans and 17% were fixed rate loans. The weighted average coupon rate for each interest rate type at September 30, 2004 was 4.34%, 5.39% and 5.80%, respectively. The weighted average remaining maturity of the Mortgage Loans was 23.7 years.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate was 5.02% at September 30, 2005, up 60 basis points from 4.42% at December 31, 2004 and up 68 basis points from 4.34% at September 30, 2004 due to the rise in short-term rates. At September 30, 2005, ARMs indexed to COFI were 78% of total adjustable rate loans, or 45% of total Mortgage Loans, compared with 72% of total adjustable rate loans at September 30, 2004, or 30% of total Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at September 30, 2005 was $135.8 million, or 42% of total loans, down from $193.3 million at September 30, 2004, or 59% of total loans. The weighted average coupon rate for intermediate fixed rate loans declined 13 basis points to 5.26% at September 30, 2005 from 5.39% at September 30, 2004. The weighted average coupon rate for fixed rate loans declined 14 basis points to 5.66% at September 30, 2005 from 5.80% at September 30, 2004. Repayments of intermediate fixed and fixed rate loans during the past year were a significant portion of the total repayment proceeds. The Company reinvested these repayment proceeds in lower-yielding ARMs.

The following table presents an analysis of Mortgage Loans at September 30, 2005 by interest rate type:

(Dollars in thousands)	Balance	Net Coupon (1)(2)	Months to Next Reset (1)	Percentage of Portfolio
ARM loans:
COFI	$145,075	4.87%	1	45%
CMT	31,402	5.45	6	10
Prime	1,740	7.25	1	1
LIBOR	8,656	5.50	5	3

Total ARMs	186,873	5.02	2	59

Intermediate fixed:
12 months to 36 months	59,932	5.19	27	18
37 months to 60 months	22,114	5.44	43	7
Greater than 60 months	9,451	5.23	93	3

Total intermediate fixed	91,497	5.26	37	28

Total adjustable rate loans	278,370	5.10	14	87
Fixed rate loans	44,299	5.66		13

Total loans	$322,669	5.17%		100%

(1)	Weighted average.

(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 30, 2005:

(Dollars in thousands)	0-6 Months	7-12 Months	1-3 Years	3-5 Years	Over 5 Years	Not Rate Sensitive	Total
Cash and investments	$10,414	$—	$—	$—	$—	$—	$10,414
Loans	174,602	16,649	67,977	20,136	43,305	—	322,669
Other assets	—	—	—	—	—	991	991

Total assets	$185,016	$16,649	$67,977	$20,136	$43,305	$991	$334,074

Other liabilities	$—	$—	$—	$—	$—	$1,789	$1,789
Stockholders’ equity	—	—	—	—	—	332,285	332,285

Total liabilities and equity	$—	$—	$—	$—	$—	$334,074	$334,074

Repricing GAP-positive (negative)	$185,016	$16,649	$67,977	$20,136	$43,305	$(333,083)

Cumulative repricing GAP:
Dollar amount	$185,016	$201,665	$269,642	$289,778	$333,083

Percent of total assets	55.4%	60.4%	80.7%	86.7%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act, as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2005, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 10, 2005	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger President and Director (Principal Executive Officer)

Date: November 10, 2005	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr. Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.