Form 10-K
period 2005-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2006-03-23
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-33461

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-1971389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor San Francisco, California	94111 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 392-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

8.875% Noncumulative Perpetual Series B Preferred Stock

7.25% Noncumulative Perpetual Series D Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2005 was approximately $3,000.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of March 7, 2006 was 29,353,273.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	business strategy;

•	estimates regarding capital requirements and the need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue” and similar expressions intended to identify forward-looking statements. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or of financial condition or state other “forward-looking” information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation’s filings with the Securities and Exchange Commission (“SEC”) and in materials incorporated therein by reference.

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

At December 31, 2005, the Company had issued 29,353,353 shares of common stock, par value $0.01 per share. The Bank owned all of the common stock except for 560 shares held by certain of the Bank’s former employees at December 31, 2005. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

General Description of Mortgage Assets

Mortgage Assets. As of December 31, 2005, the Company’s Mortgage Assets consisted of Mortgage Loans originated by the Bank and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate outstanding principal balance of those loans was $314.8 million as of December 31, 2005.

Single Family Mortgage Loans. The Bank originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Substantially all of the single family mortgage loans that the Company has acquired from the Bank are nonconforming loans because the original loan principal balances exceed the limits for Freddie Mac or Fannie Mae programs. The Company believes that all of its single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles and for recently constructed properties in Las Vegas. The buildings used as collateral for the Company’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties generally are close to employment opportunities and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of Mortgage Assets immediately following the acquisition.

Commercial Mortgage Loans. Although the Company currently does not own any commercial mortgage loans, the Company may acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans and multifamily mortgage loans together would constitute more than 15% of Mortgage Assets immediately following the acquisition. For a variety of reasons, commercial mortgage loans can be significantly more risky than single family mortgage loans.

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

Asset Acquisition Policies. The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from the Bank. As a majority-owned subsidiary of the Bank, the Company acquires loans from the Bank at prices equal to the Bank’s carrying amount, which generally has approximated their fair values. If a significant difference were to exist between the Bank’s carrying amount and the fair value of the loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank and would not record an adjustment to the basis of the loans. In the future, the Company would expect the purchase price to approximate the fair value of the loans for recently originated loans; however, the price that the Company pays will not be determined through arm’s-length transactions with unrelated third parties. The Company intends to acquire only performing loans from the Bank. However, neither the Company nor the Bank currently has specific policies with respect to the Company’s acquisition from the Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, the Bank has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither the Bank nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

In addition, the Company is permitted under the REIT guidelines to invest up to 25% of the total value of its assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such assets. However, in order to preserve the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), at least 75% of the Company’s total assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company currently does not intend to invest in shares or interests in other REITs.

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

The Company has no debt outstanding and currently does not intend to incur any indebtedness. Its articles of incorporation, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company may incur. Notwithstanding the foregoing, the terms of the Company’s preferred shares provide that the Company may not incur indebtedness in excess of 25% of total stockholders’ equity without the approval of a majority of the Company’s independent directors. Any debt incurred may include intercompany advances made by the Bank to the Company.

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

The Company currently does not intend to borrow money or issue securities senior to the preferred shares or otherwise to incur any indebtedness in connection with operations. However, the Company reserves the right to do so at any time, although under its articles of incorporation, indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of the Company’s board of directors without a vote of the shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by the Bank in 1998, the Mortgage Loans held by the Company were originated by the Bank in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 31, 2005, Mortgage Loans totaled $314.8 million, of which $283.5 million were secured by single family residences and $31.3 million were secured by multifamily properties. At December 31, 2004, Mortgage Loans totaled $325.7 million, of which $288.2 million were secured by single family residences and $37.5 million were secured by multifamily properties.

At December 31, 2005, the Mortgage Loans had interest rates generally ranging from 4.23% to 8.31% per annum and a weighted average note rate of 5.30% per annum. The Mortgage Loans were originated between October 1983 and March 2005, and the average original term to stated maturity was 28 years. The weighted average number of months from origination of the loans through December 31, 2005 was approximately 4.3 years, and the weighted average remaining term was approximately 23.7 years. At December 31, 2004, the Mortgage Loans had rates generally ranging from 3.29% to 8.53%, a weighted average note rate of 4.98%, a weighted average number of months from origination of 3.8 years and a weighted average remaining term of approximately 23.6 years.

The weighted average “loan-to-value ratio” for the Mortgage Loans was approximately 53% at December 31, 2005, compared with 54% at December 31, 2004. The “loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property. The provisions governing the Company’s Mortgage Loans include a “due-on-sale” clause, which prevents the unauthorized transfer of property serving as collateral for the mortgage loans and accelerates the obligation to repay the entire outstanding principal balance of the loan on any such transfer.

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

The interest rate on an ARM typically is tied to either the COFI or the CMT index and is adjustable periodically. A majority of the Mortgage Loans have adjustable interest rate types. At December 31, 2005, 61% (by principal balance) of the Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 26% were intermediate fixed rate Mortgage Loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

The interest rate on an ARM generally includes a “gross margin,” which is a fixed percentage that is added to the loan’s index in order to calculate the interest rate to be paid by the borrower (without taking into account any interest rate caps or minimum interest rates). “Gross margin” is not applicable to longer-term fixed rate mortgage loans.

The interest rate on each type of ARM loan product such as the COFI ARM or the CMT ARM adjusts periodically, subject to lifetime interest rate caps, minimum interest rates and, for most ARMs, maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Effective with each rate adjustment date, the monthly principal and interest payment on substantially all of the ARM loans will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate.

For intermediate fixed rate loans that are automatically convertible (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. At December 31, 2005, these automatically convertible mortgage loans comprised 24% of the Mortgage Loans, compared with 36% at December 31, 2004. In addition, 2% of the Mortgage Loans at December 31, 2005 were indexed to the 5-year CMT and reprice every five years based, compared with 3% at December 31, 2004.

The Company has purchased from the Bank certain adjustable rate single family home loans that contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The borrower’s ability to make payments is determined based on a rate in excess of the fully accrued interest rate, which is well above the initial rate on the negative amortization loan. The amount of any payment shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which, in turn, could cause increases in the principal amount owed by the borrower over the original amount advanced. At December 31, 2005, loans with the potential for negative amortization were $7.4 million, or 2.36% of the total loan portfolio, and loans that had increases in principal balance since origination were $2.0 million, or only 0.64% of the total loan portfolio. Of the Company’s loans that had increases in principal since origination, the average increase was 0.38% of the original principal balance. The aggregate amount of interest that has been added to the principal of such negative amortization loans was only $11,000 at December 31, 2005.

In addition, the Company has purchased from the Bank loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. As of December 31, 2005, approximately $156.2 million of loans, or 55% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

The approval process for each type of mortgage loan includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. The Bank generally lends up to 80% of the appraised value of single family residential owner-occupied dwellings. The maximum loan-to-value ratio generally applied by the Bank for multifamily mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price and 70% for commercial mortgage loans.

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

Geographic Distribution; Loan Size. Approximately 79% of the outstanding principal balance of the Company’s Mortgage Loan portfolio at December 31, 2005 was secured by properties located in California. Consequently, the Company’s loan portfolio will be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on the Mortgage Loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

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

The Company’s Relationship with the Bank

Amended and Restated Master Loan Purchase and Servicing Agreement. The Company acquires Mortgage Loans from the Bank pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “Servicing Agreement”). Of the Mortgage Loans serviced by the Bank pursuant to the terms of the Servicing Agreement, the Bank, as servicer, retains a service fee equal to 0.25% per annum calculated monthly based on the gross average outstanding principal balances of loans in the loan portfolio.

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

The Bank is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Bank is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If the Bank makes advances, the Bank generally is reimbursed prior to the Company’s receipt of the proceeds of the mortgage loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank’s failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank that cause the policies to be canceled by the insurer. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for the Company’s benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the Servicing Agreement. However, the Bank does not have the authority to enter into contracts in the Company’s name.

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

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, the Bank generally enforces any “due-on-sale” clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit the Bank from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which the Bank retains as additional servicing compensation.

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

The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2005, the Bank owned approximately $3.44 billion of single family mortgage loans, $701.4 million of multifamily loans and $2.08 billion of other loans secured by real estate. In its single family mortgage loan business, the Bank originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2005, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $4.36 billion.

The Advisory Agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the agreement, which the Company may do at any time upon 90 days’ prior written notice to the Bank. The Bank cannot refuse the Company’s request to renew the agreement. As long as any of its preferred shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Company’s board of directors, as well as by a majority of its independent directors. During 2005, the Bank received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2006, the Company and the Bank maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s board of directors, including a majority of its independent directors.

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

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income (excluding deductions for any dividends paid and any net capital gains) is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2005, 2004 and 2003, all Internal Revenue Code requirements for a REIT were met. For each year prior to 2004, the Company has paid 100% of its net earnings as cash dividends to the holders of its common stock shares. The Bank is the primary holder, owning 99.9% of the outstanding common shares. Beginning in 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

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

Item 1A.	RISK FACTORS.

The Company’s results will be affected by factors beyond its control.

The value of mortgage loan portfolio and the amount of cash flow generated by the portfolio will be affected by a number of factors beyond the Company’s control. These factors may include the following:

•	the condition of the national economy and the local economies of the regions in which the Company’s mortgage borrowers live, particularly insofar as they affect interest rates and real estate values;

•	sudden or unexpected changes in economic conditions, including changes that might result from recent or future terrorist attacks and the U.S. response to such attacks;

•	the financial condition of the Company’s borrowers and those borrowers’ ability to make mortgage payments;

•	factors that affect the rates at which obligors on Mortgage Loans may refinance them, including interest rate levels and the availability of credit; and

•	other factors that affect the affordability and value of real estate, including energy costs and real estate taxes.

A decline in interest rates could reduce earnings and affect payment of dividends.

The Company’s income consists primarily of interest earned on Mortgage Loans and short-term investments. A significant portion of Mortgage Assets bears interest at adjustable rates. If there is a decline in interest rates, the Company will experience a decrease in income available to stockholders. If interest rates decline, the Company may also experience an increase in prepayments on Mortgage Loans and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support the payment of dividends on preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect the Company’s ability to pay dividends on preferred shares. Although the Company is permitted to do so, it does not currently hedge its interest rate exposure and does not expect to do so.

The Company may not be able to continue to purchase loans at the same volumes or with the same yields as it has historically purchased.

Although not required to do so, to date the Company has purchased all of the loans in its portfolio from the Bank. Almost all of these loans were originated by the Bank. The quantity and quality of future loan originations by the Bank will depend on conditions in the markets in which the Bank operates, particularly real estate values and interest rates. Consequently, the Company cannot provide assurance that the Bank will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by the Bank declines or the yields on those loans decline further, the Company would experience a material adverse effect on its business, financial condition and results of operations.

The Company’s loans are concentrated in California and adverse conditions there could adversely affect its operations.

Properties underlying Mortgage Assets were concentrated primarily in California. At December 31, 2005, approximately 79% of Mortgage Assets were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, the Company would likely experience higher rates of loss and delinquency on Mortgage Loans than if the loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect the mortgage loan portfolio and thus the future ability to pay dividends on preferred shares.

Defaults may negatively affect earnings.

Increased delinquencies or loan defaults by borrowers may negatively affect business. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, part or all of a loan may be charged-off. In such situations, the Company may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired.

The Company does not have insurance to cover its exposure to borrowers’ defaults and bankruptcies or to hazard losses that are not covered by standard hazard insurance policies.

The Company generally does not obtain general credit enhancements such as mortgagor bankruptcy insurance or obtain special hazard insurance for Mortgage Assets, other than standard hazard insurance, which, in each case, will only relate to individual mortgage loans. Accordingly, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from earthquakes or floods that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by the Company resulting from declining property values or worsening economic conditions, among other factors, the Company would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property plus any payments from an insurer (or guarantor in the case of commercial mortgage loans), and (ii) the amount owing on the mortgage loan.

The Company could be held responsible for environmental liabilities of properties it acquires through foreclosure.

If the Company is forced to foreclose on a defaulted mortgage loan to recover its investment, it may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during its ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean up on an acquired property, that the cost of removal and clean up would not exceed the value of the property or that the Company could recoup any of the costs from any third party. In addition, the Company may find it difficult or impossible to sell the property prior to or following any environmental remediation.

The Company may acquire different kinds of mortgage loans, which could be riskier than the loans it primarily holds.

Through the first quarter of 2003, Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, the Company acquired multifamily real estate secured mortgages from the Bank, which can be riskier investments than single family mortgage loans, and may continue to acquire multifamily mortgages. Additionally, although there are no immediate plans to do so, the Company may acquire other types of mortgages. Loans other than single family mortgages tend to have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owners against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

The Company expects to acquire all mortgage loans from the Bank and the composition of the loan portfolio will be affected by changes in the Bank’s credit policies.

The Company has acquired Mortgage Loans from the Bank and, although it is not required to do so, it expects to continue to acquire all mortgage loans from the Bank in the future. If the Bank were to relax its credit policies by, for example, lowering the credit quality standards it applies, or increasing the loan-to-value ratios it accepts, the mortgages subsequently purchased would be riskier investments.

The Company is dependent upon the Bank as advisor and servicer.

The Bank, which holds 99.9% of the Company’s common stock, is involved in virtually every aspect of the Company’s business. The Company has no employees because it has retained the Bank to perform all necessary functions pursuant to the advisory agreement and the servicing agreement. Accordingly, the Company is dependent for the selection, structuring and monitoring of Mortgage Assets on the officers and employees of the Bank, as advisor. In addition, the Company is dependent upon the expertise of the Bank, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the servicing agreement resulted from arm’s-length negotiations. The Company also faces significant restrictions on obtaining such services from third parties; the termination of the advisory and servicing agreements with the Bank requires the affirmative vote of a majority of the board of directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, the Company will be dependent upon the subcontractor to provide services.

The Company’s relationship with the Bank creates conflicts of interest.

The Bank is, and is expected to continue to be, involved in virtually every aspect of the Company’s operations. The Bank is the holder of 99.9% of the Company’s common stock and will administer the Company’s day-to-day activities in its role as advisor under the advisory agreement. The Bank will also act as servicer of the Mortgage Loans under the servicing agreement. In addition, other than the independent directors, all of the Company’s officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of 99.9% of outstanding voting shares of the Company, the Bank has the right to elect all of the directors, including the independent directors.

The Bank has interests that are dissimilar to or in conflict with the Company’s interests. Consequently, conflicts of interest arise with respect to transactions, including without limitation, future acquisitions of mortgage assets from the Bank; servicing of mortgage loans; and the renewal, termination or modification of the advisory agreement or the servicing agreement. It is the Company’s intention and the intention of the Bank that any agreements and transactions between the Company, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including prices that are paid and received on the acquisition of mortgage assets or in connection with the servicing of mortgage loans. There is a requirement in the terms of the Preferred Shares that certain actions be approved by a majority of the independent directors; this is also intended to ensure fair dealings between the Company and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on favorable terms as those that could have been obtained from unaffiliated third parties.

Although not required to do so, the Company acquires all mortgage loans from the Bank under a loan purchase and servicing agreement. The Company does not have independent underwriting criteria for the loans that it purchases and relies on the Bank’s underwriting standards for loan originations. Those criteria may change over time. The board of directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the board of directors without a vote of shareholders. The Company intends to acquire all or substantially all of the additional mortgage loans that may be acquired in the future from the Bank on terms that are comparable to those that could be purchased from unrelated third parties, but the Company cannot provide assurance that this will always be the case.

As a result of the fact that the Bank is the controlling shareholder and advisor, it is possible that, notwithstanding good faith belief to the contrary, the Company in fact pays more for these loans than if acquired from an unaffiliated third party, and loans purchased from the Bank in the future may be of lesser quality than those in the current loan portfolio.

If the Company were to fail to qualify as a REIT, it would be subject to federal income tax at regular corporate rates.

If the Company were to fail to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on taxable income at regular corporate rates. As a result, the amount available for distribution to shareholders, including the holders of preferred shares, would be reduced for the year or years involved, and the Company would not be subject to the REIT requirement to distribute substantially all of its net taxable income. In addition, unless entitled to relief under statutory provisions, the

Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce net earnings available for distribution to shareholders, including holders of preferred shares, because of the additional federal tax liability for the year or years involved. Failure to qualify as a REIT would neither by itself give the Company the right to redeem the preferred shares, nor would it give the holders of the preferred shares the right to have their shares redeemed.

Although the Company intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations including actions by banking regulators as discussed below, may determine that it is in the best interest of the Company and in the best interest of holders of common shares and preferred shares to revoke REIT election. The tax law generally prohibits electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit the ability to implement the business plan and may restrict the ability to pay dividends.

Because the Company is a subsidiary of the Bank, federal and state regulatory authorities have the right to examine the Company and its activities and under certain circumstances, to impose restrictions on the Bank or the Company that could impact conducting business according to the business plan, which could materially adversely affect the Company’s financial condition and results of operations. Regulatory actions might include the following:

•	If the Bank’s regulators were to determine that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, the regulators could restrict transferring assets, making distributions to shareholders, including dividends on the preferred shares, or redeeming the preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in the Company. These types of actions potentially could have a material adverse affect on the Company’s financial condition and results of operations.

•	Regulators also could prohibit or limit the payment of dividends on the preferred shares if the Bank were to become undercapitalized. Under current regulations and guidelines, the Bank would be deemed undercapitalized if its total risk-based capital ratio were less than 8%, its Tier 1 risk-based capital ratio were less than 4% or its Tier 1 leverage ratio were less than 4%.

•	The FDIC could limit or prohibit the payment of dividends on the preferred shares, if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under the FDIC’s regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•	If regulators were to impose restrictions on payment of dividends, the Company could be prevented from complying with the requirement for continued REIT status to distribute 90% of REIT taxable income (excluding deductions for any dividends paid and any net capital gains) for any calendar year. If, as a result, the Company ceased to qualify as a REIT, it would become subject to corporate level taxation. Additional taxation would reduce the amount of income available to pay dividends.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

The Company neither owns nor leases any property.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. At December 31, 2005, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share and 29,353,353 shares of common stock were outstanding. In addition to the Bank, there were approximately 7 holders of the common stock at December 31, 2005, all of whom are or were employees or directors of the Bank. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. At the end of each year, the Company has declared dividends on common stock of $1,924,000 for 2005 and 2004, and $1,255,000 for 2003, which represented 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares. For 2005 and 2004, the Bank elected to treat its share of dividend as a consent dividend under Section 565 of the Internal Revenue Code.

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

The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series A Preferred Shares of $5,775,000 for the year ended December 31, 2005.

Series B Preferred Shares

In January 2002, the Company issued and sold 1,680,000 shares of its 8.875% Non-cumulative Perpetual Series B Preferred Stock (“Series B Preferred Shares”) in a public offering. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The proceeds of $42 million and the additional issuance of 7,460,831 shares of common stock to the Bank were used to acquire from the Bank approximately $80 million of single family mortgage loans and $4 million of short-term investments.

The Company’s Series B Preferred Shares are quoted on the NASDAQ National Stock Market, Inc. under the symbol “FRCCP.” Material holders of Series B Preferred Shares, if any, are set forth in Item 12 of this report. Holders of Series B Preferred Shares are entitled to receive, if, when and as authorized and declared by the Company’s board of directors, out of the Company’s assets legally available therefore, cash dividends at an annual rate of 8.875%, or $2.21875 per annum per share, of the $25 liquidation preference per share, and no more. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series B Preferred Shares of $3,728,000 for the year ended December 31, 2005.

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

The following table presents the high and low sales prices for the Series B Preferred Shares for each quarter in 2005 and 2004:

	2005		2004
Quarter	High	Low	High	Low
First	$27.77	$25.80	$27.28	$26.25
Second	$27.20	$25.86	$27.30	$25.50
Third	$27.45	$26.07	$26.75	$25.32
Fourth	$26.50	$25.11	$27.94	$26.35

Series C Preferred Shares

In June 2001, the Company issued and sold 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock (“Series C Preferred Shares”) in a private placement to a single holder and received proceeds of $7 million. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares do not have an established public trading market and are not listed on any exchange or automated quotation system. The sale of the Series C Preferred Shares was affected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. A holder of the Series C Preferred Shares is entitled to receive, if, when and as authorized and declared by the board of directors, out of the Company’s assets legally available therefore, cash dividends at an annual rate of 5.7%, or $57 per annum per share, of the $1,000 stated value per share, and no more. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series C Preferred Shares of $399,000 for the year ended December 31, 2005.

The Company used the proceeds of $7 million and the additional issuance of 1,243,472 shares of common stock to acquire from the Bank approximately $14 million of single family mortgage loans.

The Series C Preferred Shares are not redeemable by the Company prior to June 15, 2007. However, a holder of the Series C Preferred Shares has the right at any time or from time to time, at the holder’s option, to exchange all or any of the Series C Preferred Shares held of record by the holder into fully paid and non-assessable shares of common stock, par value $.01 per share, of the Bank, at a rate of 49.0758 shares of the Bank’s common stock for each Series C Preferred Share surrendered for exchange, subject to adjustment. This conversion feature would result in the issuance of 343,530 shares at an effective conversion price of approximately $20.38. In addition, the Series C Preferred Shares will be exchanged automatically for newly issued shares of preferred stock of the Bank upon the occurrence of any of the tax events described above, including by order of the FDIC or the Nevada Commissioner.

Series D Preferred Shares

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Non cumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are quoted on the NASDAQ National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional common stock. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, non-cumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series D Preferred Shares of $4,350,000 for the year ended December 31, 2005.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from the Bank approximately $87 million of single family loans, $30 million of multifamily loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter in 2005 and 2004:

	2005		2004
Quarter	High	Low	High	Low
First	$26.45	$24.80	$25.77	$24.70
Second	$25.77	$24.65	$25.25	$23.04
Third	$25.75	$24.75	$25.34	$23.75
Fourth	$25.45	$24.00	$25.86	$25.05

Except under certain limited circumstances, holders of the Company’s Preferred Shares have no voting rights.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for each year ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operation in Item 7 of this report.

	As of December 31,
($ in thousands)	2005	2004	2003	2002	2001
Selected Balance Sheet Data
Assets:
Cash and short-term investments	$17,250	$4,476	$6,766	$22,296	$9,880
Single family mortgage loans	283,530	288,211	296,051	187,879	116,751
Multifamily mortgage loans	31,249	37,517	26,454	—	—
Less: allowance for loan losses	(481)	(481)	(481)	(200)	—
Other assets	1,472	1,436	1,607	1,201	750

Total Assets	$333,020	$331,159	$330,397	$211,176	$127,381

Liabilities:
Dividends payable on common stock	$—	$1	$1,255	$2,044	$2,053
Other payables	102	141	48	38	34

Total liabilities	102	142	1,303	2,082	2,087

Stockholders’ equity:
Series A Preferred Shares	55,000	55,000	55,000	55,000	55,000
Series B Preferred Shares	42,000	42,000	42,000	42,000	—
Series C Preferred Shares	7,000	7,000	7,000	7,000	7,000
Series D Preferred Shares	60,000	60,000	60,000	—	—
Common stock	294	294	294	187	112
Additional paid-in capital	168,824	166,923	165,000	105,107	63,182
Dividends in excess of retained earnings	(200)	(200)	(200)	(200)	—

Total stockholders’ equity	332,918	331,017	329,094	209,094	125,294

Total Liabilities and Stockholders’ Equity	$333,020	$331,159	$330,397	$211,176	$127,381

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	—%	—%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%

	Year ended December 31,
($ in thousands)	2005	2004	2003	2002	2001
Selected Financial Information
Interest income:
Interest on loans	$16,327	$16,398	$13,502	$11,799	$7,941
Interest on short-term investments	182	89	152	154	240

Total interest income	16,509	16,487	13,654	11,953	8,181
Provision for loan losses	—	—	—	200	—
Operating expenses	333	311	274	246	141

Net income	16,176	16,176	13,380	11,507	8,040
Dividends on preferred stock	14,252	14,252	12,125	9,663	5,987

Net income available to common stockholders	$1,924	$1,924	$1,255	$1,844	$2,053

Ratio of earnings to fixed charges	1.13x	1.13x	1.10x	1.19x	1.34x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, investments, and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers accounting for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. The Company estimates credit losses resulting from the inability of borrowers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing Mortgage Loans were to decline, an increase in the allowance may be required by charging current income. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse affect on the Company’s financial condition and results of operations.

Results of Operations

Overview

Net income was $16,176,000 for 2005 and 2004, and $13,380,000 for 2003. The results for 2005 compared with 2004 reflected a slight increase in interest income, offset by higher operating expenses. The increase in 2005 compared with 2003 was primarily due to an increase in interest income as average interest-earning assets grew by $60.6 million. The drop in interest rates during the past two years resulted in lower average loan yields for 2005 and 2004 compared with 2003. The ratio of earnings to fixed charges was 1.13x in 2005 and in 2004, and 1.10x in 2003. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased from 2003 through 2005 due to higher loan volume; however, the increase was offset by lower loan rates. The following table presents average balances and yields on the Company’s interest-earning assets for the periods indicated:

	2005			2004			2003
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$326,174	$16,327	5.01%	$323,720	$16,398	5.07%	$259,096	$13,502	5.21%
Short-term investments	6,979	182	2.61	7,486	89	1.19	13,445	152	1.13

Total interest-earning assets	$333,153	$16,509	4.96%	$331,206	$16,487	4.98%	$272,541	$13,654	5.01%

Interest income on Mortgage Loans increased in 2005 and 2004, compared with 2003, due to higher loan volume; however, loan portfolio yields declined. Loan portfolio yields declined 6 basis points in 2005 from 2004 and 20 basis points from 2003. The decline in loan yields reflected the decline in the overall rate environment over the last several years. Repayments of higher-yielding intermediate fixed and fixed rate loans during 2004 and early 2005 were reinvested in lower-yielding adjustable rate loans that the Company acquired. The percentage of ARMs to total Mortgage Loans was 61% at December 31, 2005, compared with 47% at December 31, 2004. However, interest rates on Mortgage Loans started to rise during 2005. At December 31, 2005, the weighted average coupon rate was 5.30%, up from 4.98% at December 31, 2004 and the same as 5.30% at December 31, 2003. See “Quantitative and Qualitative Disclosures about Market Risks.”

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services, which reduces the interest income that the Company receives. Loan servicing fees were $788,000 in 2005, $775,000 in 2004 and $582,000 in 2003. The increases in loan servicing fees were consistent with the increases in average loan balances.

Interest income on short-term investments increased in 2005, compared with 2004 and 2003, due to higher yields, offset by lower short-term investment volume. The average yield on the Company’s interest-bearing money market account continued to rise in 2005 compared with 2004 as interest rates began to rise.

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of the Company’s average interest-earning assets. Rate changes cause increases or decreases in the yields earned on assets. The following table presents for each of the last two years a summary of the changes in interest income resulting from changes in the volume of average asset balances and in the average yields compared with the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	2005 vs. 2004			2004 vs. 2003
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$124	$(195)	$(71)	$3,272	$(376)	$2,896
Short-term investments	(7)	100	93	(71)	8	(63)

Total increase (decrease)	$117	$(95)	$22	$3,201	$(368)	$2,833

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf. The Company’s board of directors has approved increases in the annual advisory fee to $100,000 for 2005 from $75,000 for 2004 and 2003. For the year ended December 31, 2006, the advisory fee will be $100,000.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listing fees and other stockholder costs. For the year, total general and administrative expenses were $233,000 in 2005, $236,000 in 2004 and $199,000 in 2003. Audit fees were $77,000 in 2005, $107,000 in 2004 and $80,000 in 2003. Credit agency fees were $35,000 in 2005, $35,000 in 2004 and $32,000 in 2003.

Financial Condition

Short-term Investments on Deposit with the Bank

At December 31, 2005 and 2004, interest-bearing deposits consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at December 31, 2005 and 2004 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

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

At December 31, 2005 and 2004, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 31, 2005 and 2004, there were no accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses for each of the last three years:

	At or For the Year Ended December 31,
	2005	2004	2003
Allowance for loan losses
Balance at beginning of year	$481,000	$481,000	$200,000
Provision for loan losses	—	—	—
Transfer from the Bank	—	—	281,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance at end of year	$481,000	$481,000	$481,000

Average total loans for the period	$326,174,000	$323,720,000	$259,096,000
Total loans at December 31	$314,779,000	$325,728,000	$322,505,000
Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

During 2003, the Company recorded a transfer to the allowance for loan losses of $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired upon the issuance of the Series D Preferred Shares. As of December 31, 2005, the Company’s allowance for loan losses was 0.15% of total loans.

Significant Concentration of Credit Risk

The balance sheet exposure to geographic concentrations directly affects the credit risk of the loans within the Company’s loan portfolio. See Risk Factors, “The Company’s loans are concentrated in California and adverse conditions there could adversely affect its operations,” above. The following table presents an analysis of Mortgage Loans at December 31, 2005 by major geographic location:

($ in thousands)	San Francisco Bay Area	Greater New York City Area	Other California Areas	Los Angeles County	Las Vegas, Nevada	Other	Total
Single family	$162,998	$34,613	$26,956	$25,722	$4,068	$29,173	$283,530
Multifamily	24,785	857	2,610	2,997	—	—	31,249

Total	$187,783	$35,470	$29,566	$28,719	$4,068	$29,173	$314,779

Percent by location	60%	11%	10%	9%	1%	9%	100%

Properties underlying Mortgage Loans were concentrated primarily in California. At December 31, 2005, approximately 79% of Mortgage Loans were secured by properties located in California, and the weighted average loan to value ratio on the Mortgage Loans was approximately 53%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.13x for the year 2005 and 2004, compared with 1.10x for 2003.

Since mid-2004, interest rates have moved up from 40-year historical lows. However, higher-yielding intermediate fixed and fixed rate loans continued to pay off during 2005. The repayment proceeds were primarily reinvested in lower-yielding adjustable rate loans. The average yield on average interest-earning assets was 4.96% for 2005, compared with 4.98% for 2004.

At December 31, 2005, 61% of the Mortgage Loans were adjustable rate loans, 26% were intermediate fixed rate loans and 13% were fixed rate loans. The weighted average coupon rate for each interest rate type at December 31, 2005 was 5.26%, 5.23% and 5.65%, respectively, and the weighted average remaining maturity was 23.7 years. In comparison, at December 31, 2004, 47% were adjustable rate loans, 39% were intermediate fixed rate loans and 14% were fixed rate loans. The weighted average coupon rate for each interest rate type at December 31, 2004 was 4.42%, 5.36% and 5.70%, respectively, and the weighted average remaining maturity was 23.6 years.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 5.26% at December 31, 2005, up 84 basis points from 4.42% at December 31, 2004 due to the rise in short-term rates. The increase in ARM loan yields was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 31, 2005, ARM loans indexed to COFI were 80% of total ARMs, or 49% of Mortgage Loans, compared with 76% of total ARMs at December 31, 2004, or 35% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at December 31, 2005 was $124.9 million, or 39% of total Mortgage Loans, down from $177.4 million at December 31, 2004, or 54% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans declined 13 basis points to 5.23% during 2005, and the weighted average coupon rate for fixed rate loans declined 5 basis points to 5.65% during 2005. Repayments of intermediate fixed and fixed rate loans during 2005 were a significant portion of the total repayment proceeds. The Company reinvested these repayment proceeds in lower-yielding Mortgage Loans.

The following table presents an analysis of Mortgage Loans at December 31, 2005 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$152,228	5.11%	1	49%
CMT	29,257	5.91	7	9
LIBOR	8,371	5.63	3	3

Total ARMs	189,856	5.26	2	61

Intermediate fixed:
12 months to 36 months	52,686	5.18	24	16
37 months to 60 months	20,730	5.35	41	7
Greater than 60 months	9,350	5.22	90	3

Total intermediate fixed	82,766	5.23	36	26

Total adjustable rate loans	272,622	5.25	12	87
Fixed rate loans	42,157	5.65		13

Total loans	$314,779	5.30%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 31, 2005:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$17,250	$—	$—	$—	$—	$—	$17,250
Loans	183,687	28,227	67,597	21,506	13,762	—	314,779
Other assets	—	—	—	—	—	991	991

Total assets	$200,937	$28,227	$67,597	$21,506	$13,762	$991	$333,020

Other liabilities	$—	$—	$—	$—	$—	$101	$101
Stockholders’ equity	—	—	—	—	—	332,919	332,919

Total liabilities and equity	$—	$—	$—	$—	$—	$333,020	$333,020

Repricing gap—positive (negative)	$200,937	$28,227	$67,597	$21,506	$13,762	$(332,029)

Cumulative repricing gap:
Dollar amount	$200,937	$229,164	$296,761	$318,267	$332,029

Percent of total assets	60.3%	68.8%	89.1%	95.6%	99.7%

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

There have been no changes in, or disagreements with, the Company’s accountants on any matter of accounting principles, practices or financial statement disclosures since the Company’s inception in April 1999.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Bank’s disclosure controls and procedures, as of December 31, 2005, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	OTHER INFORMATION.

Not applicable.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

As the holder of 99.9% of the Company’s common stock, the Bank has the right to elect the Company’s directors, including the independent directors. The Company’s board of directors presently consists of eight members, including three independent directors. The Company currently has five officers, four of whom are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and does not anticipate requiring employees.

The Company’s directors and executive officers are listed below. Each director or officer has served in his/her capacity since the Company’s inception in April 1999, except for Ms. Chan, who was elected in September 2004, and Mr. Merrill, who was elected in December 2004, and Ms. Moulds, who was elected in March 2005.

Name	Age	Position and Offices Held
James J. Baumberger	63	President, Director
Thomas A. Cunningham (1)	72	Director
Jerry Lykins (1)	70	Director
Barrant V. Merrill	75	Director
Linda G. Moulds (1)	56	Director
Edward J. Dobranski	55	Vice President, General Counsel, Director
Julie N. Miyachi	48	Vice President, Operations, Director
Willis H. Newton, Jr.	56	Vice President, Chief Financial Officer, Treasurer, Director
May Chan	33	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of the Company’s executive officers and directors:

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

Ms. Moulds was Vice President, Secretary and Controller of the Bank from 1985 to 1996 and was a director of the Bank from 1997 to 1998. Previously, Ms. Moulds was Secretary and Controller of San Francisco Bancorp and a director of First United Thrift and Loan.

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

Ms. Chan joined the Bank in 2003 and is the Director of Corporate Tax of the Bank. Prior to that, Ms. Chan was with KPMG LLP for nine years, five of which were in the tax department.

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by the Company need to be approved by a majority of the Company’s independent directors. In order to be considered “independent,” a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank and otherwise in accordance with the rules of the NASDAQ National Market. Members of the Company’s board of directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman), Mr. Lykins and Ms. Moulds are currently the Company’s independent directors.

If, at the time of any of the Company’s annual shareholder meetings, the Company has failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of the Company’s preferred shares, the number of directors then constituting the Company’s board of directors will be increased by two, and the holders of the Company’s outstanding series of preferred shares voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the board of directors. Any member of the board of directors elected by holders of the preferred shares will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

The Company’s board of directors has established an audit committee that reviews the engagement and independence of the Company’s independent registered public accounting firm. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of three independent directors: Mr. Cunningham, Mr. Lykins and Ms. Moulds, each of which is an audit committee financial expert.

Compensation of Directors

The independent directors receive no annual compensation; however, they are paid a fee of $1,000 for attendance at each regularly scheduled Board meeting (in person or by telephone) and $500 for any separate Audit Committee meeting or for any non scheduled board of directors meeting attended (in person or by telephone).

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers or employees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

During January 2005, the Company offered to repurchase the 9,840 shares of common stock not held by the Bank. As of February 2006, 9,280 shares were repurchased, including 80 shares owned by Messrs. Baumberger, Dobranski, Merrill, Newton and Ms. Miyachi. The following table sets forth, as of February 15, 2006, the number and percentage of outstanding shares of common shares, Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 29,353,353 Common Shares, 55,000 Series A Preferred Shares, 1,680,000 Series B Preferred Shares, 7,000 Series C Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of December 31, 2005.

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
11 Madison Avenue
New York, New York
10010

Executive Officers and Directors:

James J. Baumberger (2) (3)	—	—	—	—	12,000	0.7%	—	—	4,000	0.2%
Thomas A. Cunningham (3)	—	—	—	—	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	12,000	0.7%	—	—	4,575	0.2%
Barrant V. Merrill (3)	—	—	—	—	—	—	—	—	—	—
Linda G. Moulds (3)	—	—	—	—	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—	—	—	—	—
Julie N. Miyachi (2) (3)	—	—	—	—	400	*	—	—	1,300	0.1%
Willis H. Newton, Jr. (2) (3)	—	—	—	—	—	—	—	—	—	—
May Chan	—	—	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a group (8 persons)	—	—	—	—	24,400	1.5%	—	—	9,875	0.4%

*	Less than 1/10 of 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with the Bank.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of the Bank.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2005, in an amount in excess of $60,000.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees	$74,000	$88,000
Audit-related fees	—	—
Tax fees	4,700	14,000
All other fees	—	—

Total fees	$78,700	$102,000

The Audit Committee implemented a policy in May 2003 to have all future auditing services and permitted non-audit services of KPMG LLP pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee pre-approved all of the engagements and fees for the audit of the Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements.

(1)	Financial Statements:

Please see Financial Statements table of contents on page F-2 of this report.

(2)	Financial Statement Schedules:

Financial statement schedules are omitted because either the required information is not present in amounts sufficient to require submission of the schedules of the information required is included in the financial statements and notes thereto.

(3)	Exhibits:

The majority of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Company and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.1 of form S-11 (File No. 333-72510)).

3.2	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.2 of Form S-11 (File No. 333-72510))

3.3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3 of Form 8-K (File No. 000-33461))

3.4	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3.4 of Form S-11 (File No. 333-72510))

3.5	Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 (File No. 333-72510)).

3.6	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series D Preferred Shares (incorporated herein by reference to Exhibit 3.6 of Form S-11 (File No. 333-105434))

4.1	Specimen certificate representing Noncumulative Series B shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-72510))

4.2	Specimen certificate representing Noncumulative Series D shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-105434).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 (File No. 333-72510)).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 (File No. 333-72510)).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director	March 23, 2006

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 23, 2006

/s/ JERRY LYKINS (Jerry Lykins)	Director	March 23, 2006

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 23, 2006

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 23, 2006

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 23, 2006

/s/ JULIE N. MIYACHI (Julie N. Miyachi)	Vice President, Operations, Director	March 23, 2006

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Treasurer, Director	March 23, 2006

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2005 and 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 13, 2006

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

	December 31,
	2005	2004
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$17,250,000	$4,476,000

Single family mortgage loans	283,530,000	288,211,000
Multifamily mortgage loans	31,249,000	37,517,000

Total mortgage loans (Note 3)	314,779,000	325,728,000
Less: Allowance for loan losses	(481,000)	(481,000)

Loans, net	314,298,000	325,247,000
Accrued interest receivable	1,469,000	1,431,000
Prepaid expenses	3,000	5,000

Total Assets	$333,020,000	$331,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on common stock	$—	$1,000
Payable to First Republic Bank (Note 4)	25,000	19,000
Other payables	77,000	122,000

Total liabilities	102,000	142,000

Stockholders’ equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,353,353 and 29,362,633 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	294,000	294,000
Additional paid-in capital	168,824,000	166,923,000
Dividends in excess of retained earnings	(200,000)	(200,000)

Total stockholders’ equity	332,918,000	331,017,000

Total Liabilities and Stockholders’ Equity	$333,020,000	$331,159,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

	Year Ended December 31,
	2005	2004	2003
Interest income:
Interest on loans	$16,327,000	$16,398,000	$13,502,000
Interest on short-term investments on deposit with First Republic Bank	182,000	89,000	152,000

Total interest income	16,509,000	16,487,000	13,654,000

Operating expense:
Advisory fees payable to First Republic Bank (Note 4)	100,000	75,000	75,000
General and administrative	233,000	236,000	199,000

Total operating expense	333,000	311,000	274,000

Net income	16,176,000	16,176,000	13,380,000
Dividends on preferred stock (Note 7)	14,252,000	14,252,000	12,125,000

Net income available to common stockholders	$1,924,000	$1,924,000	$1,255,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2002	$104,000,000	$187,000	$105,107,000	$(200,000)	$209,094,000
Issuance of 2,400,000 shares of Series D preferred stock	60,000,000	—	—	—	60,000,000
Capital contribution by First Republic Bank for 10,658,330 shares of common stock	—	107,000	59,893,000	—	60,000,000
Net income	—	—	—	13,380,000	13,380,000
Dividends paid on preferred stock	—	—	—	(12,125,000)	(12,125,000)
Dividends payable on common stock	—	—	—	(1,255,000)	(1,255,000)

Balance as of December 31, 2003	164,000,000	294,000	165,000,000	(200,000)	329,094,000
Net income	—	—	—	16,176,000	16,176,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Dividends payable on common stock	—	—	—	(1,000)	(1,000)
Consent dividend on common stock	—	—	1,923,000	(1,923,000)	—

Balance as of December 31, 2004	164,000,000	294,000	166,923,000	(200,000)	331,017,000
Net income	—	—	—	16,176,000	16,176,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)
Consent dividend on common stock	—	—	1,924,000	(1,924,000)	—

Balance as of December 31, 2005	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$16,176,000	$16,176,000	$13,380,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	235,000	25,000	594,000
Changes in operating assets and liabilities:
Accrued interest receivable	(38,000)	162,000	(402,000)
Prepaid expenses	2,000	9,000	(4,000)
Payable to First Republic Bank	6,000	—	6,000
Other payables	(46,000)	93,000	4,000

Net cash provided by operating activities	16,335,000	16,465,000	13,578,000

Investing activities:
Loans acquired from First Republic Bank	(73,563,000)	(108,886,000)	(294,644,000)
Principal payments on loans	84,278,000	105,638,000	159,705,000

Net cash provided by (used for) investing activities	10,715,000	(3,248,000)	(134,939,000)

Financing activities:
Issuance of preferred stock	—	—	60,000,000
Issuance of common stock to First Republic Bank	—	—	60,000,000
Dividends paid on preferred stock	(14,252,000)	(14,252,000)	(12,125,000)
Dividends paid on common stock	(1,000)	(1,255,000)	(2,044,000)
Repurchase of common stock	(23,000)	—	—

Net cash provided by (used for) financing activities	(14,276,000)	(15,507,000)	105,831,000

Increase (decrease) in cash and cash equivalents	12,774,000	(2,290,000)	(15,530,000)
Cash and cash equivalents at beginning of year	4,476,000	6,766,000	22,296,000

Cash and cash equivalents at end of year	$17,250,000	$4,476,000	$6,766,000

Supplemental disclosure of cash flow information:
Common stock dividends payable	$—	$1,000	$1,255,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (the “Bank”) in April 1999 for the purpose of raising capital for the Bank. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secure by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from the Bank. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from the Bank. The Company has elected to be taxed as a REIT and intends to make distributions to its shareholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

At December 31, 2005, the Company has issued 29,353,353 shares of common stock, par value $ 0.01 per share. The Bank owns all of the common stock, except for 560 shares held by certain of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

In June 1999, the Company completed an initial private offering of 55,000 shares of perpetual, exchangeable, noncumulative 10.5% Series A preferred shares (the “Series A Preferred Shares”) and received proceeds of $55 million. The Bank paid all expenses for the offering, including underwriting commissions and discounts. The Series A Preferred Shares have not been registered under the Securities Act of 1933 (the “Securities Act”) or any other applicable securities law, are not listed on any national securities exchange or for quotation through the NASDAQ National Stock Market, Inc., or any other quotation system and are subject to significant restrictions on transfer.

In June 2001, the Company completed a private placement of $7 million of perpetual, exchangeable, noncumulative 5.7% Series C preferred shares (the “Series C Preferred Shares”) that are convertible into common stock of the Bank. The Series C Preferred Shares are convertible into Bank shares at a price of $20.38 per share.

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

Note 2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank and would not adjust the basis of the loans.

Interest income from loans is recognized in the month earned and is net of service fees paid to the Bank. The Company places a loan on nonaccrual status, and interest income is not recorded on the loan, when the loan becomes more than 90 days delinquent, except for a single family loan that is well secured and in the process of collection, or at such earlier times as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loan is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 31, 2005, 2004 or 2003.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance for recognizing and reporting changes in accounting principles, changes in accounting estimates, changes in reporting entities and error corrections. For a change in accounting principle, SFAS No. 154 requires retrospective application to prior period financial statements, unless a new accounting pronouncement includes other specific provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition or results of operation.

Note 3.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the Mortgage Loan portfolio at December 31, 2005 and 2004:

	2005	2004
Single family mortgage loans	$283,530,000	$288,211,000
Multifamily mortgage loans	31,249,000	37,517,000

Total mortgage loans	$314,779,000	$325,728,000

There were no nonaccrual loans and no impaired loans at December 31, 2005 or 2004. The following table presents an analysis of the Company’s allowance for loan losses at December 31 for each of the last three years:

	For the Year Ended December 31,
	2005	2004	2003
Allowance for loan losses
Balance, beginning of year	$481,000	$481,000	$200,000
Provision for loan losses	—	—	—
Transfer from the Bank	—	—	281,000
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of year	$481,000	$481,000	$481,000

In 2003, the Company increased its allowance for loan losses by $281,000, which was the amount of the Bank’s allowance for loan losses associated with the loans that the Company acquired. There have been no changes to the Company’s allowance for the past two years because the size and composition of the loan portfolio has been relatively unchanged.

Note 4.    Related Party Transactions

Since inception, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of these loans acquired by the Company was $73.6 million in 2005, $108.9 million in 2004 and $294.6 million in 2003, including net premiums of $190,000, $161,000 and $971,000, respectively. All purchases were at a price equal to the Bank’s carrying value of the loans, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the

Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $788,000 in 2005, $775,000 in 2004 and $582,000 in 2003. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank.

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

The advisory agreement is renewable on an annual basis. For 2005, the board of directors of the Company, including a majority of the independent directors, approved an increase in the annual fee to $100,000 from $75,000 in 2004 and in 2003, payable in equal quarterly installments. The Company had advisory fees payable to the Bank of $25,000 at December 31, 2005 and $19,000 at December 31, 2004.

At December 31, 2005, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. During 2005, the Bank did not purchase any of the Company’s outstanding Series A Preferred Shares. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $150,000. During 2003, the Bank purchased on the open market 10,260 additional shares of the Company’s outstanding Series A Preferred Shares with a liquidation preference value of $10.3 million.

Note 5.    Preferred Stock

At December 31, 2005, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares are outstanding. The Company has issued and outstanding each of the following series of preferred stock, par value $0.01 per share.

	December 31,
	2005	2004
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

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

Note 6.    Common Stock

At December 31, 2005, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,353,353 shares were outstanding. The Company issued no common stock in 2005 or in 2004 and had issued 10,658,330 in 2003 to acquire Mortgage Assets from the Bank. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of December 31, 2005, 116 individuals had accepted the offer of $2.50 per share, or $200 for each owner. As of December 31, 2005, a total of 560 shares were held by the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 7.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Series A Preferred Shares	$5,775,000	$5,775,000	$5,775,000
Series B Preferred Shares	3,728,000	3,728,000	3,728,000
Series C Preferred Shares	399,000	399,000	399,000
Series D Preferred Shares	4,350,000	4,350,000	2,223,000

Total	$14,252,000	$14,252,000	$12,125,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on its common stock of $1,924,000 for each of 2005 and 2004 and $1,255,000 for 2003. For each of 2005 and 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 8.    Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2005 and 2004:

	2005		2004
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$17,250	$17,250	$4,476	$4,476
Mortgage loans	$314,298	$315,769	$325,247	$328,830

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

The Company based the fair value of single family and multifamily mortgages loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

Note 9.    Concentration of Credit Risk

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

Properties underlying Mortgage Assets were concentrated primarily in California. At December 31, 2005, approximately 79% of Mortgage Assets were secured by properties located in California. The following table presents an analysis of Mortgage Loans at December 31, 2005 by major geographic location:

($ in thousands)	San Francisco Bay Area	Greater New York City Area	Other California Areas	Los Angeles County	Las Vegas, Nevada	Other	Total
Single family	$162,998	$34,613	$26,956	$25,722	$4,068	$29,173	$283,530
Multifamily	24,785	857	2,610	2,997	—	—	31,249

Total	$187,783	$35,470	$29,566	$28,719	$4,068	$29,173	$314,779

Percent by location	60%	11%	10%	9%	1%	9%	100%

Note 10.    Quarterly Data (unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2005 and 2004:

	2005				2004
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,259	$4,138	$4,079	$4,033	$4,325	$4,040	$4,052	$4,070
Provision for loan losses	—	—	—	—	—	—	—	—
Operating expense	63	90	94	86	72	75	92	72

Net income	4,196	4,048	3,985	3,947	4,253	3,965	3,960	3,998
Preferred stock dividends	3,563	3,563	3,564	3,562	3,563	3,563	3,563	3,563

Net income available to common stockholders	$633	$485	$421	$385	$690	$402	$397	$435