Form 10-Q
period 2006-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2006-05-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 4, 2006 was 29,353,113 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three months ended March 31, 2006 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$4,089,000	$17,250,000
Single family mortgage loans	299,888,000	283,530,000
Multifamily mortgage loans	30,269,000	31,249,000

Total mortgage loans	330,157,000	314,779,000
Less: Allowance for loan losses	(481,000)	(481,000)

Loans, net	329,676,000	314,298,000
Accrued interest receivable	1,563,000	1,469,000
Prepaid expenses	22,000	3,000

Total Assets	$335,350,000	$333,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,544,000	$—
Payable to First Republic Bank (Note 3)	25,000	25,000
Other payables	94,000	77,000

Total liabilities	1,663,000	102,000

Stockholders’ equity (Note 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,353,193 and 29,353,353 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	294,000	294,000
Additional paid-in capital	168,824,000	168,824,000
Retained earnings (accumulated deficit)	569,000	(200,000)

Total stockholders’ equity	333,687,000	332,918,000

Total Liabilities and Stockholders’ Equity	$335,350,000	$333,020,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Interest on mortgage loans	$4,350,000	$4,011,000
Interest on short-term investments on deposit with First Republic Bank	51,000	22,000

Total interest income	4,401,000	4,033,000

Operating expense:
Advisory fees payable to First Republic Bank (Note 3)	25,000	25,000
General and administrative	44,000	61,000

Total operating expense	69,000	86,000

Net income	4,332,000	3,947,000
Dividends on preferred stock (Note 6)	3,563,000	3,562,000

Net income available to common stockholders	$769,000	$385,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income	—	—	—	3,947,000	3,947,000
Dividends paid on preferred stock	—	—	—	(3,562,000)	(3,562,000)
Repurchase shares of common stock	—	—	(22,000)	—	(22,000)

Balance as of March 31, 2005	$164,000,000	$294,000	$166,901,000	$185,000	$331,380,000

Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	4,332,000	4,332,000
Dividends paid on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2006	$164,000,000	$294,000	$168,824,000	$569,000	$333,687,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$4,332,000	$3,947,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	60,000	51,000
Increase in accrued interest receivable	(94,000)	(22,000)
Increase in prepaid expenses	(19,000)	(17,000)
Increase in payable to First Republic Bank	—	6,000
Increase in other payables	17,000	35,000

Net cash provided by operating activities	4,296,000	4,000,000

Investing activities:
Loans acquired from First Republic Bank	(28,200,000)	(11,463,000)
Principal payments on loans	12,762,000	15,240,000

Net cash (used for) provided by investing activities	(15,438,000)	3,777,000

Financing activities:
Dividends paid on preferred stock	(2,019,000)	(2,019,000)
Dividends paid on common stock	—	(1,000)
Repurchase of common stock	—	(22,000)

Net cash used for financing activities	(2,019,000)	(2,042,000)
Increase (decrease) in cash and cash equivalents	(13,161,000)	5,735,000
Cash and cash equivalents at beginning of year	17,250,000	4,476,000

Cash and cash equivalents at end of period	$4,089,000	$10,211,000

Supplemental disclosure of cash flow information:
Preferred stock dividends payable	$1,544,000	$1,543,000

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

As of March 31, 2006, the Company has issued 29,353,193 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 400 shares held by certain of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2005 Annual Report on Form 10-K, Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the Company’s 2005 Annual Report on Form 10-K and in filings made subsequent to the filing of the 2005 Form 10-K.

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

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell such real estate. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2006 or for the fiscal year ended December 31, 2005.

Note 3. Related Party Transactions

Since inception, the Company has acquired all of its Mortgage Loans from the Bank. The aggregate cost of these loans acquired by the Company during the first quarter was approximately $28.2 million in 2006 and $11.5 million in 2005, including net premiums of $130,000 and $53,000, respectively. All purchases were at a price equal to the Bank’s carrying value of the loans, which approximated the fair value of the Mortgage Loans.

The Company has a loan purchase and servicing agreement with the Bank pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank. The loan purchase and servicing agreement is renewable on an annual basis. The Bank charges an annual servicing fee of 0.25% of the outstanding principal balances of the Mortgage Loans that the Bank services. The Company records the servicing fees as a reduction of interest income. Loan servicing fees were $195,000 for the first quarter of 2006 and $196,000 for the same quarter in 2005.

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

The advisory agreement is renewable on an annual basis. For 2006, the advisory fees were $100,000 per annum, payable in equal quarterly installments, consistent with the amount for 2005. The Company had advisory fees payable to the Bank of $25,000 at March 31, 2006 and at December 31, 2005.

At March 31, 2006 and December 31, 2005, the Bank owned 25,410 shares of the Company’s Series A preferred stock, with a liquidation preference value of $25.4 million. During 2005 and the first three months of 2006, the Bank did not purchase any additional shares.

Note 4. Preferred Stock

At March 31, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at March 31, 2006 and December 31, 2005:

Series A — 55,000 shares authorized, issued and outstanding	$55,000,000
Series B — 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000
Series C — 10,000 shares authorized, 7,000 issued and outstanding	7,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000

Total preferred stock	$164,000,000

Shares of preferred stock for each series are referred to below as “Preferred Shares” for that series and are collectively referred to as the “Preferred Shares.”

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

Note 5. Common Stock

At March 31, 2006, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,353,193 shares were outstanding. The Company issued no common stock in 2005 or during the first quarter of 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. The Company repurchased 160 shares of common stock in the first quarter of 2006 and 8,640 shares in the first quarter of 2005. As of March 31, 2006, 118 individuals had accepted the offer of $2.50 per share, or $200 for each owner. As of March 31, 2006, a total of 400 shares were held by the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on Preferred Shares for the first quarter of 2006. The dividends on the Series B and Series D Preferred Shares were paid during the quarter. The Company accrued the dividends on the Series A and Series C Preferred Shares and expects to pay these dividends on June 30, 2006.

Three Months Ended March 31, 2006
Series A Preferred Shares	$1,444,000
Series B Preferred Shares	932,000
Series C Preferred Shares	100,000
Series D Preferred Shares	1,087,000

Total	$3,563,000

Dividends on Preferred Shares are payable if, when and as authorized and declared by the Company’s board of directors. If the board of directors does not authorize a dividend on any of the Preferred Shares for any respective dividend period, holders of each class of Preferred Shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The board of directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of Preferred Shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of Preferred Shares.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the first quarter of 2006 or 2005.

Note 7. Concentration of Credit Risk

At March 31, 2006, the Company held Mortgage Loans secured by real estate properties located primarily in California (79% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition as of March 31, 2006 and results of operations of the Company for the three months ended March 31, 2006. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s current views and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	business strategy;

•	estimates regarding capital requirements and the need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

Forward-looking statements often include words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or of financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other Company filings with the Securities and Exchange Commission (“SEC”) (including in Item 1A, “Risk Factors,” in the Company’s 2005 Annual Report on Form 10-K) and in materials incorporated therein by reference.

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

Results of Operations

Overview

Net income was $4,332,000 for the first quarter of 2006, compared with $3,947,000 for the first quarter of 2005. The increase was primarily due to an increase in interest income resulting from higher interest rates and operating expenses remaining relatively stable. The ratio of earnings to fixed charges for the first quarter was 1.22x in 2006 and 1.11x in 2005. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the first quarter of 2006 compared with the same period in 2005 due to higher loan and short-term investment yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2006			2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$327,064	$4,350	5.32%	$327,084	$4,011	4.90%
Short-term investments	6,602	51	3.10	4,602	22	1.91

Total interest-earning assets	$333,666	$4,401	5.28%	$331,686	$4,033	4.86%

Interest income on Mortgage Loans increased 8% in the first quarter of 2006 compared with the same period in 2005. The increase was due to a 42 basis point increase in the average yield to 5.32% from 4.90%. Loan yields began a modest increase in the second half of 2004 as the Federal Reserve Bank raised the federal funds rate fifteen times since June 2004 to 4.75% in March 2006. The weighted average coupon rate of the total loan portfolio was 5.50% at March 31, 2006, compared with 5.30% at December 31, 2005 and 5.04% at March 31, 2005. In addition to interest rate increases, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”). At March 31, 2006, the balance of ARMs grew to 64% of Mortgage Loans, up from 48% at March 31, 2005, and the weighted average coupon rate on ARMs increased more rapidly than the rate on intermediate fixed or fixed rate loans due to the rise in short-term rates. See “Quantitative and Qualitative Disclosures about Market Risks.”

The Bank retains an annual servicing fee of 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services, which reduces the interest income that the Company receives. Loan servicing fees were $195,000 for the quarter ended March 31, 2006 and $196,000 for the same period in 2005.

Interest income on short-term investments increased in the three months ended March 31, 2006, compared with the same period in 2005, due to higher rates and an increase in the average investment balance. The average yield on the Company’s interest-bearing money market account continued to rise to 3.10% in the first quarter of 2006 as interest rates began to rise mid-2004, compared with 1.91% for the first quarter of 2005.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank. The Company has entered into an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf. For 2006, advisory fees were

$100,000 per annum, consistent with the amount for 2005. For the first quarter, advisory fees were $25,000 in 2006 and in 2005.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listing fees and other stockholder costs. General and administrative expenses decreased to $44,000 in 2006 from $61,000. The first quarter of 2006 reflected lower audit accrual fees and no rating agency fee charges.

Financial Condition

Short-term Investments on Deposit with the Bank

At March 31, 2006 and December 31, 2005, short-term investments on deposit consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at March 31, 2006 and December 31, 2005 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

The Company has purchased from the Bank loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At March 31, 2006, approximately $169.1 million of loans, or 56% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 55%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

As of March 31, 2006 and December 31, 2005, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. In addition, at March 31, 2006 and December 31, 2005, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	For the Three Months Ended March 31,		For the Year Ended December 31, 2005
	2006	2005
Allowance for Loan Losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision for loan losses	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average loans for the period	$327,064,000	$327,084,000	$326,174,000
Total loans at period end	$330,157,000	$321,900,000	$314,779,000
Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

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

The Company’s loans are concentrated in California and adverse conditions there could adversely affect its operations. The following table presents an analysis of Mortgage Loans at March 31, 2006 by major geographic location:

($ in thousands)	San Francisco Bay Area	Greater New York City Area	Other California Areas	Los Angeles County	Las Vegas, Nevada	Other	Total
Single family	$169,709	$39,661	$33,288	$26,048	$3,417	$27,765	$299,888
Multifamily	24,658	858	2,599	2,154	—	—	30,269

Total	$194,367	$40,519	$35,887	$28,202	$3,417	$27,765	$330,157

Percent by location	59%	12%	11%	9%	1%	8%	100%

Properties underlying Mortgage Loans were concentrated primarily in California. At March 31, 2006, approximately 79% of Mortgage Loans were secured by properties located in California, and the weighted average loan to value ratio on the Mortgage Loans was approximately 53%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.22x for the first quarter of 2006, compared with 1.11x for the first quarter of 2005 and 1.13x for the year 2005.

Since mid-2004, interest rates have moved up from 40-year historical lows. The average yield on average interest-earning assets was 5.28% for the first quarter of 2006, compared with 5.08% for the prior quarter and 4.86% for the first quarter of 2005.

At March 31, 2006, 64% of the Mortgage Loans were ARMs, 24% were intermediate fixed rate loans and 12% were fixed rate loans. The weighted average coupon rate for each interest rate type at March 31, 2006 was 5.57%, 5.22% and 5.66%, respectively, and the weighted average remaining maturity was 23.6 years. In comparison, at March 31, 2005, 48% were ARMs, 37% were intermediate fixed rate loans and 15% were fixed rate loans. The weighted average coupon rate for each interest rate type at March 31, 2005 was 4.58%, 5.39% and 5.70%, respectively, and the weighted average remaining maturity was also 23.6 years.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 5.57% at March 31, 2006, up 31 basis points from 5.26% at December 31, 2005 and up 99 basis points from 4.58% at March 31, 2005 due to the rise in short-term rates. The increase in ARM loan yields was mitigated by the increase in ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At March 31, 2006, ARM loans indexed to COFI were 82% of total adjustable rate loans, and 52% of Mortgage Loans, compared with 74% of total adjustable rate loans at March 31, 2005, and 36% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at March 31, 2006 was $120.0 million, or 36% of total loans, down from $164.9 million at March 31, 2005, or 52% of Mortgage loans. The weighted average coupon rate for intermediate fixed rate loans declined 17 basis points to 5.22% at March 31, 2006 from 5.39% at March 31, 2005. The weighted average coupon rate for fixed rate loans declined 4 basis points to 5.66% at March 31, 2006 from 5.70% at March 31, 2005. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at March 31, 2006 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$171,883	5.40%	1	52%
CMT	29,670	6.23	7	9
LIBOR	8,633	6.59	3	3

Total ARMs	210,186	5.57	2	64

Intermediate fixed:
12 months to 36 months	53,900	5.19	23	16
37 months to 60 months	16,156	5.32	39	5
Greater than 60 months	8,849	5.21	87	3

Total intermediate fixed	78,905	5.22	33	24

Total adjustable rate loans	289,091	5.47	11	88
Fixed rate loans	41,066	5.66		12

Total loans	$330,157	5.50%		100%

(1)	Weighted average.

(2)	Net of servicing fees retained by the Bank.

The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 31, 2006:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$4,089	$—	$—	$—	$—	$—	$4,089
Loans	205,426	27,005	65,423	18,400	13,123	299	329,676
Other assets	—	—	—	—	—	1,585	1,585

Total assets	$209,515	$27,005	$65,423	$18,400	$13,123	$1,884	$335,350

Other liabilities	$—	$—	$—	$—	$—	$1,663	$1,663
Stockholders’ equity	—	—	—	—	—	333,687	333,687

Total liabilities and equity	$—	$—	$—	$—	$—	$335,350	$335,350

Repricing gap — positive (negative)	$209,515	$27,005	$65,423	$18,400	$13,123	$(333,466)

Cumulative repricing gap:
Dollar amount	$209,515	$236,520	$301,943	$320,343	$333,466

Percent of total assets	62.5%	70.5%	90.0%	95.5%	99.4%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of March 31, 2006, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these factors are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Any factor described in the Company’s 2005 Form 10-K or in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition. There are factors not described in the Company’s 2005 Form 10-K or in this report that could cause results to differ from the Company’s expectations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 11, 2006	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: May 11, 2006	By:	/s/ WILLIS H. NEWTON, JR.
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