Form 10-Q
period 2006-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2006-08-10
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 4, 2006 was 29,353,033 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three and six months ended June 30, 2006 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$6,441,000	$17,250,000

Single family mortgage loans	290,661,000	283,530,000
Multifamily mortgage loans	36,423,000	31,249,000

Total mortgage loans	327,084,000	314,779,000

Less: Allowance for loan losses	(481,000)	(481,000)

Loans, net	326,603,000	314,298,000

Accrued interest receivable	1,626,000	1,469,000
Prepaid expenses	16,000	3,000

Total Assets	$334,686,000	$333,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to First Republic Bank (Note 3)	$25,000	$25,000
Other payables	71,000	77,000

Total liabilities	96,000	102,000

Stockholders’ equity (Note 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,353,033 and 29,353,353 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	294,000	294,000
Additional paid-in capital	168,824,000	168,824,000
Retained earnings (accumulated deficit)	1,472,000	(200,000)

Total stockholders’ equity	334,590,000	332,918,000

Total Liabilities and Stockholders’ Equity	$334,686,000	$333,020,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest on mortgage loans	$4,472,000	$4,042,000	$8,822,000	$8,053,000
Interest on short-term investments on deposit with First Republic Bank	65,000	37,000	116,000	59,000

Total interest income	4,537,000	4,079,000	8,938,000	8,112,000

Operating expense:
Advisory fees expense payable to First Republic Bank (Note 3)	25,000	25,000	50,000	50,000
General and administrative expense	46,000	69,000	90,000	130,000

Total operating expense	71,000	94,000	140,000	180,000

Net income	4,466,000	3,985,000	8,798,000	7,932,000

Dividends on preferred stock (Note 6)	3,563,000	3,564,000	7,126,000	7,126,000

Net income available to common stockholders	$903,000	$421,000	$1,672,000	$806,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income	—	—	—	7,932,000	7,932,000
Dividends on preferred stock	—	—	—	(7,126,000)	(7,126,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)

Balance as of June 30, 2005	$164,000,000	$294,000	$166,900,000	$606,000	$331,800,000

Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	8,798,000	8,798,000
Dividends on preferred stock	—	—	—	(7,126,000)	(7,126,000)

Balance as of June 30, 2006	$164,000,000	$294,000	$168,824,000	$1,472,000	$334,590,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$8,798,000	$7,932,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	152,000	123,000
(Increase) decrease in accrued interest receivable	(157,000)	6,000
Increase in receivable from First Republic Bank	—	(3,000)
Increase in prepaid expenses	(13,000)	(10,000)
Increase in payable to First Republic Bank	—	6,000
(Decrease) increase in other payables	(6,000)	61,000

Net cash provided by operating activities	8,774,000	8,115,000

Investing activities:
Loans acquired from First Republic Bank	(52,193,000)	(34,272,000)
Principal payments on loans	39,736,000	39,112,000

Net cash (used for) provided by investing activities	(12,457,000)	4,840,000

Financing activities:
Dividends paid on preferred stock	(7,126,000)	(7,126,000)
Dividends paid on common stock	—	(1,000)
Repurchase of common stock	—	(23,000)

Net cash used for financing activities	(7,126,000)	(7,150,000)

(Decrease) increase in cash and cash equivalents	(10,809,000)	5,805,000
Cash and cash equivalents at beginning of year	17,250,000	4,476,000

Cash and cash equivalents at end of period	$6,441,000	$10,281,000

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

As of June 30, 2006, the Company has issued 29,353,033 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 240 shares held by certain of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2005 Annual Report on Form 10-K, Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in filings made subsequent to the filing of the 2005 Form 10-K.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six months ended June 30, 2006 or for the fiscal year ended December 31, 2005.

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from the Bank, loan servicing fees paid to the Bank and advisory fees paid to the Bank. The following table presents the Company’s related party transactions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Mortgage Loans acquired from the Bank:
Principal	$23,965,000	$22,796,000	$52,035,000	$34,206,000
Premium (discount)	28,000	13,000	158,000	66,000

Total Mortgage Loans acquired	23,993,000	22,809,000	52,193,000	$34,272,000

Loan servicing fee expense	205,000	198,000	400,000	394,000
Advisory fee expense	$25,000	$25,000	$50,000	$50,000

Since inception, the Company has acquired all of its Mortgage Loans from the Bank. All purchases were at a price equal to the Bank’s carrying value of the loans, which approximated the fair value of the Mortgage Loans.

The Bank retains loan servicing fees on the Company’s Mortgage Loans under a loan purchase and servicing agreement pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank. The loan purchase and servicing agreement is renewable on an annual basis. Pursuant to the agreement, the Bank charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of the Mortgage Loans that the Bank services. The Company records loan servicing fees monthly as a reduction of interest income.

The Company pays advisory fees to the Bank under an advisory agreement pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2006 and 2005, payable in equal quarterly installments. At June 30, 2006 and at December 31, 2005, the Company had advisory fees payable to the Bank of $25,000.

In addition to the related party transactions above, the Bank has purchased shares of the Company’s Series A preferred stock. At June 30, 2006 and at December 31, 2005, the Bank owned 25,410 shares, with a liquidation preference value of $25.4 million. For the first six months of 2006 and for all of 2005, the Bank did not purchase any shares.

Note 4. Preferred Stock

At June 30, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at June 30, 2006 and December 31, 2005:

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

Note 5. Common Stock

At June 30, 2006, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,353,033 shares were outstanding. The Company issued no common stock in 2005 or during the first six months of 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. The Company repurchased 320 shares of common stock in the first six months of 2006 and 9,200 shares in the first six months of 2005. At June 30, 2006, 120 individuals had accepted the offer of $2.50 per share, or $200 for each owner. At June 30, 2006, a total of 240 shares were held by the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on Preferred Shares that the Company has paid in the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Series A Preferred Shares	$1,443,000	$1,444,000	$2,887,000	$2,887,000
Series B Preferred Shares	932,000	932,000	1,864,000	1,864,000
Series C Preferred Shares	100,000	100,000	200,000	200,000
Series D Preferred Shares	1,088,000	1,088,000	2,175,000	2,175,000

Total	$3,563,000	$3,564,000	$7,126,000	$7,126,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income”

(excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the first six months of 2006 or 2005.

Note 7. Concentration of Credit Risk

At June 30, 2006, the Company held Mortgage Loans secured by real estate properties located primarily in California (79% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition as of June 30, 2006 and results of operations of the Company for the three and six months ended June 30, 2006. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

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

Results of Operations

Overview

Net income was $4,466,000 for the second quarter of 2006, compared with $3,985,000 for the second quarter of 2005. The increase was primarily due to an increase in interest income resulting from higher interest rates and operating expenses remaining relatively stable. The ratio of earnings to fixed charges was 1.25x and 1.23x for the three and six months ended June 30, 2006 and 1.12x and 1.11x for the same periods in 2005. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the second quarter of 2006 compared with the same period in 2005 due to higher loan and short-term investment yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2006			2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$328,898	$4,472	5.43%	$327,401	$4,042	4.93%
Short-term investments	7,013	65	3.66	6,289	37	2.29

Total interest-earning assets	$335,911	$4,537	5.40%	$333,690	$4,079	4.88%

	Six Months Ended June 30,
	2006			2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$327,986	$8,822	5.38%	$327,243	$8,053	4.92%
Short-term investments	6,808	116	3.39	5,450	59	2.13

Total interest-earning assets	$334,794	$8,938	5.34%	$332,693	$8,112	4.87%

Interest income on Mortgage Loans increased $430,000, or 11%, in the second quarter of 2006 compared with the same period in 2005 as the average yield increased 50 basis point to 5.43% from 4.93%. Loan yields began a modest increase starting in the second half of 2004 as the Federal Reserve Bank has raised the federal funds rate seventeen times since June 2004 to 5.25% in June 2006. The weighted average coupon rate on Mortgage Loans increased to 5.64% at June 30, 2006 from 5.30% at December 31, 2005 and 5.10% at June 30, 2005. In addition, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”), which bear interest rates indexed to short-term rates that rose rapidly over the period. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on mortgage loans is a reduction for loan servicing fees that the Bank retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services. Loan servicing fees were $205,000 and $400,000 for the three and six months of 2006 and $198,000 and $394,000 for the three and six months of 2005.

Interest income on short-term investments increased for the three and six-month periods ended June 30, 2006, compared with the same periods in 2005, due to both the increase in the average investment balance and higher interest rates. The average yield on the Company’s interest-bearing money market account continued to rise to 3.66% in the second quarter of 2006 as interest rates began to rise mid-2004, compared with 2.29% for the second quarter of 2005.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank pursuant to an advisory agreement with the Bank. For 2006 and 2005, advisory fees were $100,000 per annum. Advisory fees were $25,000 and $50,000 for the three and six months ended June 30, 2006 and 2005.

General and administrative expenses primarily consisted of audit fees, rating agency fees, exchange listing fees and other stockholder costs. These fees and other operating expense were $46,000 and $90,000 for the three and six months of 2006 and $69,000 and $130,000 for the same periods in 2005. The second quarter of 2006 reflected lower audit accrual fees and no rating agency fee charges.

Financial Condition

Short-term Investments on Deposit with the Bank

At June 30, 2006 and December 31, 2005, short-term investments on deposit consisted entirely of a money market account held at the Bank. Generally, the balance in this account reflects principal and interest received on the Mortgage Loans.

Mortgage Loans

The loan portfolio at June 30, 2006 and December 31, 2005 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

The Company has purchased from the Bank loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At June 30, 2006, approximately $178.3 million of loans, or 62% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio at June 30, 2006 of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

Nonaccrual Loans and Allowance for Loan Losses

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

At June 30, 2006 and December 31, 2005, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. In addition, at June 30, 2006 and December 31, 2005, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	For the Six Months Ended June 30,		For the Year Ended December 31, 2005
	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$327,986,000	$327,243,000	$326,174,000
Total Mortgage Loans at period end	$327,084,000	$320,765,000	$314,779,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans.

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect its operations. The following table presents an analysis of Mortgage Loans at June 30, 2006 by major geographic location:

	San Francisco Bay Area	Greater New York City Area	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$164,358	$38,211	$26,105	$11,798	$21,172	$25,606	$3,411	$290,661	89%
Multifamily	28,171	857	4,040	657	2,698	—	—	36,423	11

Total	$192,529	$39,068	$30,145	$12,455	$23,870	$25,606	$3,411	$327,084	100%

Percent by location	59%	12%	9%	4%	7%	8%	1%	100%

Properties underlying Mortgage Loans were concentrated primarily in California. At June 30, 2006, approximately 79% of Mortgage Loans were secured by properties located in California, and the weighted average loan to value ratio on the Mortgage Loans was approximately 52% based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.25x for the second quarter of 2006, compared with 1.22x for the prior quarter and 1.13x for the year 2005.

Since mid-2004, interest rates have moved up from 40-year historical lows. The average yield on average interest-earning assets rose to 5.40% for the second quarter of 2006, up 12 basis points from 5.28% for the prior quarter and up 52 basis points from 4.88% for the second quarter of 2005. The increase in the yield for the second quarter of 2006 compared with the second quarter of 2005 was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at June 30, 2006 changed over the past twelve months as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 63% of Mortgage Loans at June 30, 2006 from 53% at June 30, 2005. The weighted average coupon rate for ARMs at June 30, 2006 increased 99 basis points from a year ago, while the weighted average coupon rate for intermediate fixed rate loans declined and the weighted average coupon rate for fixed rate loans remained the same. The weighted average remaining maturity of Mortgage Loans was 23.3 years at June 30, 2006 and 23.7 years at June 30, 2005.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 5.78% at June 30, 2006, up 52 basis points from 5.26% at December 31, 2005 and up 99 basis points from 4.79% at June 30, 2005 due to the rise in short-term rates. The increase in ARM loan yields was mitigated by the increase in ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At June 30, 2006, ARM loans indexed to COFI were 85% of total ARMs and 54% of Mortgage Loans, compared with 77% of total ARMs and 41% of Mortgage Loans at June 30, 2005.

For intermediate fixed and fixed rate loans, the gross principal outstanding at June 30, 2006 was $119.2 million, or 37% of Mortgage Loans, down from $151.0 million at June 30, 2005, or 47% of Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans declined 9 basis points to 5.24% at June 30, 2006 from 5.33% at June 30, 2005. The weighted average coupon rate for fixed rate loans was 5.68% at June 30, 2006 and at June 30, 2005. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at June 30, 2006 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$177,700	5.66%	1	54%
CMT	26,106	6.42	5	8
LIBOR	4,127	6.75	3	1

Total ARMs	207,933	5.78	2	63

Intermediate fixed:
12 months to 36 months	51,966	5.18	20	16
37 months to 60 months	16,413	5.39	37	5
Greater than 60 months	7,470	5.35	85	3

Total intermediate fixed	75,849	5.24	30	24

Total adjustable rate loans	283,782	5.63	9	87
Fixed rate loans	43,302	5.68		13

Total Mortgage Loans	$327,084	5.64%		100%

(1)	Weighted average.

(2)	Net of servicing fees retained by the Bank.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2006:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$6,441	$—	$—	$—	$—	$—	$6,441
Loans	207,971	22,980	63,179	19,015	13,458	—	326,603
Other assets	—	—	—	—	—	1,642	1,642

Total assets	$214,412	$22,980	$63,179	$19,015	$13,458	$1,642	$334,686

Other liabilities	$—	$—	$—	$—	$—	$96	$96
Stockholders’ equity	—	—	—	—	—	334,590	334,590

Total liabilities and equity	$—	$—	$—	$—	$—	$334,686	$334,686

Repricing gap — positive (negative)	$214,412	$22,980	$63,179	$19,015	$13,458	$(333,044)

Cumulative repricing gap:
Dollar amount	$214,412	$237,392	$300,571	$319,586	$333,044

Percent of total assets	64.1%	70.9%	89.8%	95.5%	99.5%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2006, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Date: August 10, 2006

	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: August 10, 2006

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