Form 10-Q
period 2006-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2006-11-13
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2006 was 29,353,033 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I – FINANCIAL INFORMATION

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim financial statements as of and for the three and nine months ended September 30, 2006 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Balance Sheet

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$12,346,000	$17,250,000

Single family mortgage loans	288,264,000	283,530,000
Multifamily mortgage loans	35,611,000	31,249,000

Total mortgage loans	323,875,000	314,779,000

Less: Allowance for loan losses	(481,000)	(481,000)

Loans, net	323,394,000	314,298,000

Accrued interest receivable	1,646,000	1,469,000
Prepaid expenses	9,000	3,000

Total Assets	$337,395,000	$333,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,543,000	$—
Payable to First Republic Bank (Note 3)	50,000	25,000
Other payables	66,000	77,000

Total liabilities	1,659,000	102,000

Stockholders’ equity (Note 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized: 10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,353,033 and 29,353,353 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	294,000	294,000
Additional paid-in capital	168,824,000	168,824,000
Retained earnings (accumulated deficit)	2,618,000	(200,000)

Total stockholders’ equity	335,736,000	332,918,000

Total Liabilities and Stockholders’ Equity	$337,395,000	$333,020,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest on mortgage loans	$4,706,000	$4,093,000	$13,528,000	$12,146,000
Interest on short-term investments on deposit with First Republic Bank	70,000	45,000	186,000	104,000

Total interest income	4,776,000	4,138,000	13,714,000	12,250,000

Operating expense:
Advisory fees expense payable to First Republic Bank (Note 3)	25,000	25,000	75,000	75,000
General and administrative expense	42,000	65,000	132,000	195,000

Total operating expense	67,000	90,000	207,000	270,000

Net income	4,709,000	4,048,000	13,507,000	11,980,000

Dividends on preferred stock (Note 6)	3,563,000	3,563,000	10,689,000	10,689,000

Net income available to common stockholders	$1,146,000	$485,000	$2,818,000	$1,291,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2005	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income	—	—	—	11,980,000	11,980,000
Dividends on preferred stock	—	—	—	(10,689,000)	(10,689,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)

Balance as of September 30, 2005	$164,000,000	$294,000	$166,900,000	$1,091,000	$332,285,000

Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	13,507,000	13,507,000
Dividends on preferred stock	—	—	—	(10,689,000)	(10,689,000)

Balance as of September 30, 2006	$164,000,000	$294,000	$168,824,000	$2,618,000	$335,736,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$13,507,000	$11,980,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	189,000	186,000
Increase in accrued interest receivable	(177,000)	(30,000)
Increase in receivable from First Republic Bank	—	(2,000)
Increase in prepaid expenses	(6,000)	(4,000)
Increase in payable to First Republic Bank	25,000	164,000
Decrease in other payables	(11,000)	(59,000)

Net cash provided by operating activities	13,527,000	12,235,000

Investing activities:
Loans acquired from First Republic Bank	(63,416,000)	(61,791,000)
Principal payments on loans	54,131,000	64,664,000

Net cash (used for) provided by investing activities	(9,285,000)	2,873,000

Financing activities:
Dividends paid on preferred stock	(9,146,000)	(9,146,000)
Dividends paid on common stock	—	(1,000)
Repurchase of common stock	—	(23,000)

Net cash used for financing activities	(9,146,000)	(9,170,000)

(Decrease) increase in cash and cash equivalents	(4,904,000)	5,938,000
Cash and cash equivalents at beginning of year	17,250,000	4,476,000

Cash and cash equivalents at end of period	$12,346,000	$10,414,000

Supplemental disclosure of cash flow information:
Preferred stock dividend payable	$1,543,000	$1,543,000

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

As of September 30, 2006, the Company has issued 29,353,033 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 240 shares held by certain of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine-month periods ended September 30, 2006 and September 30, 2005.

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from the Bank, loan servicing fees paid to the Bank and advisory fees paid to the Bank. The following table presents the Company’s related party transactions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Mortgage Loans acquired from the Bank:
Principal	$11,162,000	$27,447,000	$63,197,000	$61,653,000
Premium (discount)	61,000	72,000	219,000	138,000

Total Mortgage Loans acquired	11,223,000	27,519,000	63,416,000	61,791,000

Loan servicing fee expense	202,000	197,000	602,000	591,000
Advisory fee expense	$25,000	$25,000	$75,000	$75,000

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

The Company pays advisory fees to the Bank under an advisory agreement pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2006 and 2005, payable in equal quarterly installments. At September 30, 2006 and at December 31, 2005, the Company had advisory fees payable to the Bank of $25,000.

In addition to the related party transactions above, the Bank has purchased shares of the Company’s Series A preferred stock. At September 30, 2006 and at December 31, 2005, the Bank owned 25,410 shares, with a liquidation preference value of $25.4 million. For the first nine months of 2006 and for all of 2005, the Bank did not purchase any shares.

Note 4. Preferred Stock

At September 30, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at September 30, 2006 and December 31, 2005:

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

In June 2001, the Company issued 7,000 Series C Preferred Shares. The Company’s proceeds from this issuance were $7 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares are redeemable on or after June 16, 2007; the Company currently expects that the Series C Preferred Shares will be redeemed prior to June 30, 2007. The Series C Preferred Shares are convertible into common stock of the Bank at a price of $20.38 per share. The single holder of the Series C Preferred Shares is entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 5.7% per annum, or $57 per annum per share. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. The Company’s proceeds from this issuance were $42 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are redeemable on or after December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the board of directors of the Company, noncumulative dividends at a rate of 8.875% per annum, or $2.21875 per annum per share. Dividends on the Series B Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 5. Common Stock

At September 30, 2006, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,353,033 shares were outstanding. The Company issued no common stock in 2005 or during the first nine months of 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. The Company repurchased 320 shares of common stock in the first nine months of 2006 and 9,280 shares in the first nine months of 2005. At September 30, 2006, 120 individuals had accepted the offer of $2.50 per share, or $200 for each owner. At September 30, 2006, a total of 240 shares were held by the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the board of directors out of funds legally available therefor after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on Preferred Shares for the three and nine months ended September 30, 2006 and 2005. The dividends on the Series B and Series D Preferred Shares were paid during the quarter. The Company accrued the dividends on the Series A and Series C Preferred Shares and expects to pay these dividends on December 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Series A Preferred Shares	$1,444,000	$1,444,000	$4,331,000	$4,331,000
Series B Preferred Shares	932,000	932,000	2,796,000	2,796,000
Series C Preferred Shares	99,000	99,000	299,000	299,000
Series D Preferred Shares	1,088,000	1,088,000	3,263,000	3,263,000

Total	$3,563,000	$3,563,000	$10,689,000	$10,689,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the Preferred Shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the first nine months of 2006 or 2005.

Note 7. Concentration of Credit Risk

At September 30, 2006, the Company held Mortgage Loans secured by real estate properties located primarily in California (78% in total). Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition as of September 30, 2006 and results of operations of the Company for the three and nine months ended September 30, 2006. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

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

Results of Operations

Overview

Net income was $4,709,000 for the third quarter of 2006, compared with $4,048,000 for the third quarter of 2005. The increase was primarily due to an increase in interest income resulting from higher interest rates and operating expenses remain relatively stable. The ratio of earnings to fixed charges was 1.32x and 1.26x for the three and nine months ended September 30, 2006 and 1.14x and 1.12x for the same periods in 2005. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the third quarter of 2006 compared with the same period in 2005, primarily due to higher loan and investment yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2006			2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$328,624	$4,706	5.71%	$325,267	$4,093	5.02%
Short-term investments	6,711	70	4.05	7,377	45	2.45

Total interest-earning assets	$335,335	$4,776	5.68%	$332,644	$4,138	4.96%

	Nine Months Ended September 30,
	2006			2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$328,201	$13,528	5.49%	$326,577	$12,146	4.95%
Short-term investments	6,776	186	3.61	6,099	104	2.26

Total interest-earning assets	$334,977	$13,714	5.45%	$332,676	$12,250	4.90%

Interest income on Mortgage Loans increased $613,000, or 15%, in the third quarter of 2006 compared with the same period in 2005 as the average yield increased 69 basis point to 5.71% from 5.02%. Loan yields began to increase in the second half of 2004 as the Federal Reserve Bank began to raise the federal funds rate from 1.00% in June 2004 to 5.25% in June 2006, a 4.25% increase in 24 months. The weighted average coupon rate on Mortgage Loans increased to 5.94% at September 30, 2006 from 5.30% at December 31, 2005 and 5.17% at September 30, 2005. In addition, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”), which bear interest rates indexed to rates that rose over the period. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on mortgage loans is a reduction for loan servicing fees that the Bank retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services. Loan servicing fees were $202,000 and $602,000 for the three and nine months of 2006, slightly higher compared with $197,000 and $591,000 for the same periods in 2005 due to the increase in loan volume.

Interest income on short-term investments increased for the three and nine-month periods ended September 30, 2006, compared with the same periods in 2005, due to both the increase in the average investment balance and higher interest rates. The average yield on the Company’s interest-bearing money market account continued to rise to 4.05% in the third quarter of 2006 as interest rates began to rise mid-2004, compared with 2.45% for the third quarter of 2005.

Operating Expense

The Company incurs advisory fee expenses payable to the Bank pursuant to an advisory agreement with the Bank. For 2006 and 2005, advisory fees were $100,000 per annum. Advisory fees were $25,000 and $75,000 for the three and nine months ended September 30, 2006 and 2005.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees and other stockholder costs. These fees and other operating expense were $42,000 and $132,000 for the three and nine months of 2006, compared with $65,000 and $195,000 for the same periods in 2005.

Financial Condition

Short-term Investments on Deposit with the Bank

At September 30, 2006 and December 31, 2005, short-term investments on deposit consisted entirely of a money market account held at the Bank.

Mortgage Loans

The loan portfolio at September 30, 2006 and December 31, 2005 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

The Company has purchased from the Bank loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At September 30, 2006, approximately $177.2 million of loans, or 62% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio at September 30, 2006 of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At September 30, 2006 and December 31, 2005, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. In addition, at September 30, 2006 and December 31, 2005, there were no accruing loans that were contractually past due more than 90 days.

The following table presents information with respect to the Company’s allowance for loan losses:

	For the Nine Months Ended September 30,		For the Year Ended December 31, 2005
	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$328,201,000	$326,577,000	$326,174,000
Total Mortgage Loans at period end	$323,875,000	$322,669,000	$314,779,000

Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

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

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect its operations. The following table presents an analysis of Mortgage Loans at September 30, 2006 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$159,758	$39,690	$25,648	$11,775	$21,306	$26,782	$3,305	$288,264	89%
Multifamily	27,405	857	4,008	654	2,687	—	—	35,611	11

Total	$187,163	$40,547	$29,656	$12,429	$23,993	$26,782	$3,305	$323,875	100%

Percent by location	58%	13%	9%	4%	7%	8%	1%	100%

Properties underlying Mortgage Loans were concentrated primarily in California. At September 30, 2006, approximately 78% of Mortgage Loans were secured by properties located in California, and the weighted average loan to value ratio on the Mortgage Loans was approximately 52% based upon the appraised values of the properties at the time the loans were originated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from its Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.32x for the third quarter of 2006, compared with 1.25x for the prior quarter and 1.13x for the year 2005.

Since mid-2004, interest rates have moved up from 40-year historical lows. The average yield on average interest-earning assets rose to 5.68% for the third quarter of 2006, up 28 basis points from 5.40% for the prior quarter and up 72 basis points from 4.96% for the third quarter of 2005. The increase in the yield for the third quarter of 2006 compared with the third quarter of 2005 was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at September 30, 2006 changed over the past twelve months as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 66% of Mortgage Loans at September 30, 2006 from 59% at September 30, 2005, and the weighted average coupon rate for ARMs increased more rapidly over the past year than the weighted average coupon rate for intermediate fixed or fixed rate loans. The weighted average coupon rate at September 30, 2006 for ARMs increased 119 basis points from a year ago, compared with no increase in the weighted average coupon rate for intermediate fixed rate loans and a 3 basis point increase for fixed loans. The weighted average remaining maturity of Mortgage Loans was 23.2 years at September 30, 2006 and 23.6 years at September 30, 2005.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 6.21% at September 30, 2006, up 95 basis points from 5.26% at December 31, 2005 and up 119 basis points from 5.02% at September 30, 2005 due to the rise in short-term rates. The increase in ARM loan yields was mitigated by the increase in ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At September 30, 2006, ARM loans indexed to COFI were 84% of total ARMs and 55% of Mortgage Loans, compared with 78% of total ARMs and 45% of Mortgage Loans at September 30, 2005.

For intermediate fixed and fixed rate loans, the gross principal outstanding at September 30, 2006 was $109.4 million, or 34% of Mortgage Loans, down from $135.8 million at September 30, 2005, or 42% of Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.26% at September 30, 2006 and 2005. The weighted average coupon rate for fixed rate loans was 5.69% at September 30, 2006 and 5.66% at September 30, 2005. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at September 30, 2006 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$179,678	6.11%	1	55%
CMT	27,059	6.85	7	9
LIBOR	7,690	6.25	7	2

Total ARMs	214,427	6.21	2	66

Intermediate fixed:
12 months to 36 months	44,241	5.18	18	14
37 months to 60 months	16,313	5.46	35	5
Greater than 60 months	6,822	5.32	84	2

Total intermediate fixed	67,376	5.26	29	21

Total adjustable rate loans	281,803	5.98	9	87

Fixed rate loans	42,072	5.69		13

Total Mortgage Loans	$323,875	5.94%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 30, 2006:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$12,345	$—	$—	$—	$—	$—	$12,345
Loans, net	210,165	25,395	55,956	18,825	13,053	—	323,394
Other assets	—	—	—	—	—	1,656	1,656

Total assets	$222,510	$25,395	$55,956	$18,825	$13,053	$1,656	$337,395

Other liabilities	$—	$—	$—	$—	$—	$1,659	$1,659
Stockholders’ equity	—	—	—	—	—	335,736	335,736

Total liabilities and equity	$—	$—	$—	$—	$—	$337,395	$337,395

Repricing gap — positive (negative)	$222,510	$25,395	$55,956	$18,825	$13,053	$(335,739)

Cumulative repricing gap:
Dollar amount	$222,510	$247,905	$303,861	$322,686	$335,739

Percent of total assets	65.9%	73.5%	90.1%	95.6%	99.5%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2006, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 13, 2006	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger President and Director (Principal Executive Officer)

Date: November 13, 2006	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr. Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.