Form 10-K
period 2006-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2007-03-16
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2006 was approximately $1,000.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of February 26, 2007 was 29,352,873.

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

Forward-looking statements often include words such as “may,” “will,” “would”, “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or of financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation filings with the Securities and Exchange Commission (“SEC”) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation and the “Bank” refers to First Republic Bank.

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

At December 31, 2006, the Company had issued 29,352,873 shares of common stock, par value $0.01 per share. The Bank owned all of the common stock, except for 80 shares held by one of the Bank’s former employees at December 31, 2006. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

General Description of Mortgage Assets

Mortgage Assets. As of December 31, 2006, the Company’s Mortgage Assets consisted of Mortgage Loans originated by the Bank and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate outstanding principal balance of those loans was $323.2 million as of December 31, 2006.

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

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles and for recently constructed properties in Las Vegas. The buildings used as collateral for the Company’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties generally are close to employment opportunities and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of the Company’s total Mortgage Assets immediately following the acquisition.

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

Asset Acquisition Policies. The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from the Bank. As a majority-owned subsidiary of the Bank, the Company acquires loans from the Bank at prices equal to the Bank’s carrying amount, which generally has approximated their fair values. If a significant difference were to exist between the Bank’s carrying amount and the fair value of the loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank. In the future, the Company would expect the purchase price to approximate the fair value of the loans for recently originated loans; however, the price that the Company pays will not be determined through arm’s-length transactions with unrelated third parties. The Company intends to acquire only performing loans from the Bank. However, neither the Company nor the Bank currently has specific policies with respect to the Company’s acquisition from the Bank of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, the Bank has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither the Bank nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

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

The Company may also issue additional preferred shares. The Company is prohibited, however, from issuing preferred shares ranking senior to its Series A preferred shares, Series B preferred shares, Series C preferred shares or Series D preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised the Company that, at the date of this report, it owns approximately $25.4 million of the Company’s Series A preferred shares and that it may seek to acquire more of those shares. Because the Company’s articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting the Company’s preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of the Company’s preferred shares. In addition, the Company is prohibited from issuing preferred shares ranking either senior or equal to the

Series A preferred shares, Series B preferred shares, the Series C preferred shares or the Series D preferred shares without the approval of a majority of the Company’s independent directors. The Company currently does not intend to issue any additional series of preferred shares.

Credit Risk Management Policies. The Company intends that each mortgage loan acquired from the Bank or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Assets held will be serviced pursuant to a loan purchase and servicing agreement with the Bank, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of the single family mortgage loans, with Freddie Mac and Fannie Mae guidelines and procedures.

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

Conflicts of interest between the Company and the Bank may arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a borrower. Conflicts of interest may arise in connection with actions taken by the Bank as the Company’s controlling shareholder. It is the Company’s intention and the intention of the Bank that any agreements and transactions between the Company, on the one hand, and the Bank, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that the Bank must perform foreclosures and dispositions of Mortgage Loans with a view toward maximizing the recovery by the Company, and that it must service the Mortgage Loans with a view toward the Company’s interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

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

Insurance Policies. The Bank follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. The Company believes that the properties underlying Mortgage Loans held are adequately insured against fire and casualty losses.

Other Policies. The Company does not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to Mortgage Assets. The Company does not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although the Company is permitted under REIT guidelines to invest up to 25% of its portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, the Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, its officers, directors or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” These interests are referred to as “Qualifying Interests.” Under current interpretations by the staff of the SEC, in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that the Company may acquire therefore may be limited by the provisions of the Investment Company Act. The Company has established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of its total assets.

The Company may, under certain circumstances, purchase its preferred shares or common shares in the open market or otherwise. Any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT, and only upon approval by the Company’s Board of Directors.

The Company currently intends to make investments and to operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause the Company’s Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in the Company’s best interests and in the best interest of its shareholders to revoke the Company’s REIT status.

The Company currently does not intend to borrow money or issue securities senior to the preferred shares or otherwise to incur any indebtedness in connection with its operations. However, the Company reserves the right to do so at any time, although under its articles of incorporation, indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of the Company’s Board of Directors without a vote of the shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by the Bank in 1998, the Mortgage Loans held by the Company were originated by the Bank in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 31, 2006, Mortgage Loans totaled $323.2 million, of which $288.7 million were secured by single family residences and $34.5 million were secured by multifamily properties. At December 31, 2005, Mortgage Loans totaled $314.8 million, of which $283.5 million were secured by single family residences and $31.3 million were secured by multifamily properties.

At December 31, 2006, the Mortgage Loans had interest rates generally ranging from 4.31% to 8.35% per annum and a weighted average note rate of 6.1% per annum. The Mortgage Loans were originated between October 1983 and September 2005, and the average original term to stated maturity was 28 years. The weighted average number of years from origination of the loans through December 31, 2006 was approximately 4.8 years, and the weighted average remaining term was approximately 23.2 years. At December 31, 2005, the Mortgage Loans had rates generally ranging from 4.23% to 8.31%, a weighted average note rate of 5.30%, a weighted average number of years from origination of 4.3 years and a weighted average remaining term of approximately 23.7 years.

The weighted average “loan-to-value ratio” for Mortgage Loans was approximately 53% at December 31, 2006 and 2005. The “loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property. The provisions governing Mortgage Loans include a “due-on-sale” clause, which prevents the unauthorized transfer of property serving as collateral for the mortgage loan and accelerates the obligation to repay the entire outstanding principal balance of the loan on any such transfer.

Mortgage Loans. Mortgage Loans consist of adjustable and fixed interest rate types, which are more fully described below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, Six-Month Eleventh District COFI ARM, and One-Year Treasury (“CMT”) ARM; intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

The interest rate on an ARM typically is tied to either the COFI or the CMT index and is adjustable periodically. A majority of Mortgage Loans have adjustable interest rate types. At December 31, 2006, 72% (by principal balance) of Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 15% were intermediate fixed rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

The interest rate on an ARM generally includes a “gross margin,” which is a fixed percentage that is added to the loan’s index in order to calculate the interest rate to be paid by the borrower (without taking into account any interest rate caps or minimum interest rates). “Gross margin” is not applicable to longer-term fixed rate mortgage loans.

The interest rate on each type of ARM loan product such as the COFI ARM or the CMT ARM adjusts periodically, subject to lifetime interest rate caps and minimum interest rates, each as specified in the mortgage note relating to the ARM. Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Effective with each rate adjustment date, the monthly principal and interest payment on substantially all of the ARM loans will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. As of December 31, 2006, approximately 55% of the principal balance of Mortgage Loans allow the mortgagor to repay at any time all of the outstanding principal balance of the Mortgage Loan without a fee or penalty.

For intermediate fixed rate loans that are automatically convertible (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. At December 31, 2006, these automatically convertible mortgage loans comprised 14% of Mortgage Loans, compared with 24% at December 31, 2005. In addition, 1% of Mortgage Loans at December 31, 2006 were indexed to the 5-year CMT and reprice every five years based, compared with 2% at December 31, 2005.

The Company has purchased from the Bank certain adjustable rate single family home loans that contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The borrower’s ability to make payments is determined based on a rate in excess of the fully accrued interest rate, which is well above the initial rate on the negative amortization loan. The amount of any payment shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which, in turn, could cause increases in the principal amount owed by the borrower over the original amount advanced. At December 31, 2006, loans with the potential for negative amortization were $8.0 million, or 2.48% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at December 31, 2006.

In addition, the Company has purchased from the Bank loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. As of December 31, 2006, approximately $179.6 million of loans, or 62% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 54%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

Underwriting Standards. The Bank has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by the Bank during the period in which the Mortgage Loans were originated or purchased by the Bank, as applicable.

In the mortgage loan approval process, the Bank assesses both the borrower’s ability to repay the mortgage loan and, in the appropriate cases, the adequacy of the proposed security. A borrower’s credit score is considered but is not the sole determining factor in the decision to approve a loan. Credit policies and procedures are established by the Board of Directors of the Bank, which delegates credit approval to certain executive officers and senior credit officers in accordance therewith.

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

Geographic Distribution; Loan Size. At December 31, 2006, approximately 79% of Mortgage Loans, based on the total outstanding principal balance, were secured by properties located in California. Consequently, the Company’s loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on Mortgage Loans. The Bank has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

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

The Company’s Relationship with the Bank

Amended and Restated Master Loan Purchase and Servicing Agreement. The Company acquires Mortgage Loans from the Bank and the Bank services the Mortgage Loans pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “loan purchase and servicing agreement”). The Bank, as servicer, retains a service fee equal to 0.25% per annum calculated monthly based on the gross average outstanding principal balances of loans in the loan portfolio.

The loan purchase and servicing agreement requires the Bank to service the Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of single family mortgage loans, with Fannie Mae and Freddie Mac guidelines and procedures. The loan purchase and servicing agreement requires the Bank to service the Mortgage Loans with a view toward the Company’s interests. The Bank collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the Mortgage Loans it services. The Bank also provides accounting and reporting services required by the Company for the Mortgage Loans. The loan purchase and servicing agreement requires the Bank to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising both foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Bank may from time to time transfer, assign and sell all of its servicing obligations under the loan purchase and servicing agreement, subject to the Company’s reasonable consent.

The Bank is required to pay all expenses related to the performance of its duties under the loan purchase and servicing agreement. The Bank is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If the Bank makes advances, the Bank generally is reimbursed prior to the Company’s receipt of the proceeds of the mortgage loan. The Bank also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Bank is responsible to the Company for any loss suffered as a result of the Bank’s failure to make and pursue timely claims or as a result of actions taken or omissions made by the Bank that cause the policies to be canceled by the insurer. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for the Company’s benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the loan purchase and servicing agreement. However, the Bank does not have the authority to enter into contracts in the Company’s name.

The Company may terminate the loan purchase and servicing agreement upon the occurrence of one or more events specified in the loan purchasing and servicing agreement. These events relate generally to the Bank’s proper and timely performance of its duties and obligations under the loan purchasing and servicing agreement. The Company may not terminate the loan purchasing and servicing agreement without the approval of a majority of its independent directors.

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

Amended and Restated Advisory Agreement. The Company has an Amended and Restated Advisory Agreement (the “advisory agreement”) with the Bank pursuant to which the Bank administers the Company’s day-to-day operations. As advisor, the Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT for federal income tax purposes. The Bank may from time to time subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of mortgage finance and the administration of Mortgage Assets. The Bank may, with the approval of a majority of the Company’s Board of Directors as well as a majority of the Company’s independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. The Bank, in connection with the subcontracting of any of its obligations under the advisory agreement, may not be discharged or relieved in any respect from its obligations under the advisory agreement.

The Bank has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2006, the Bank owned approximately $3.5 billion of single family mortgage loans, $877.8 million of multifamily mortgage loans and $2.77 billion of other loans secured by real estate. In its single family mortgage loan business, the Bank originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2006, in addition to loans serviced for its own portfolio, the Bank serviced single family mortgage loans having an aggregate principal balance of approximately $4.94 billion.

The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the advisory agreement, which the Company may do at any time upon 90 days’ prior written notice to the Bank. The Bank cannot refuse the Company’s request to renew the advisory agreement. As long as any of its preferred shares remain outstanding, any decision by the Company either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Company’s Board of Directors, as well as by a majority of its independent directors. During 2006, the Bank received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2007, the Company and the Bank maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s Board of Directors, including a majority of its independent directors.

As a result of the Company’s relationship with the Bank, certain conflicts of interest may arise with respect to transactions, including future acquisitions of Mortgage Assets from the Bank, servicing Mortgage Loans, future dispositions of Mortgage Assets to the Bank, and the renewal, termination or modification of the advisory agreement or the loan purchasing and servicing agreement.

Employees

The Company currently has no employees. The Company does not anticipate that it will require any employees because it has retained the Bank to perform certain functions pursuant to the loan purchase and servicing agreement and the advisory agreement. However, the Company does have five executive officers who are described in Item 10 of this report. Each of the Company’s executive officers currently is also an employee and/or director of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank. Currently, none of the Company’s officers or directors has any direct or indirect pecuniary interest in any Mortgage Asset owned by the Company, and the Company does not expect any of its officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in the Company’s articles of incorporation prohibiting such persons from having direct or indirect interests in Mortgage Loans. See “—Management Policies and Programs—Conflict of Interest Policies.”

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

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income (excluding deductions for any dividends paid and any net capital gains) is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2006, 2005 and 2004, all Internal Revenue Code requirements for a REIT were met. For each year prior to 2004, the Company has paid 100% of its net earnings as cash dividends to the holders of its common stock. The Bank is the primary holder, owning 99.9% of the outstanding common shares. Accordingly, the Company is a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. Beginning in 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

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

Declines in interest rates could reduce earnings and affect the Company’s ability to pay dividends.

The Company’s income consists primarily of interest earned on Mortgage Assets and short-term investments. A significant portion of Mortgage Assets bears interest at adjustable rates. If there is a decline in interest rates, the Company will experience a decrease in income available to stockholders. If interest rates decline, the Company may also experience an increase in prepayments on Mortgage Loans and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support the payment of dividends on preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect the Company’s ability to pay dividends on preferred shares. Although the Company is permitted to do so, it does not currently hedge its interest rate exposure and does not expect to do so.

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

Properties underlying Mortgage Assets were concentrated primarily in California. At December 31, 2006, approximately 79% of Mortgage Assets were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, the Company would likely experience higher rates of loss and delinquency on Mortgage Loans than if the loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect the mortgage loan portfolio and thus the future ability to pay dividends on preferred shares.

The Company may encounter delays and obstacles in liquidating defaulted mortgage loans.

Even assuming that the mortgaged properties underlying the Company’s Mortgage Loans provide adequate security for the Mortgage Loans, the Company could encounter substantial delays in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds. Until the Company receives the proceeds, the Company will be unable to acquire new mortgage loans or other mortgage assets that produce income that can be used to pay dividends to the holders of its preferred shares.

An action to foreclose on a mortgaged property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the borrower or other creditors raise defenses or counterclaims are interposed, sometimes requiring several years to complete. Furthermore, in some states, including California, an action to obtain a deficiency judgment is not permitted following a nonjudicial sale of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede the ability of the Bank to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related mortgage loan. In addition, the servicer will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated mortgage loans, including legal fees and costs of legal action, real estate taxes, insurance and maintenance and preservation expenses, thereby reducing amounts available with respect to the mortgage loans.

Certain of the Company’s Mortgage Loans are secured by interests in cooperative associations and their related residences. Most cooperative associations have highly restrictive rules regarding eligibility to purchase shares in the cooperative association and occupy the related residences. These restrictions may have an adverse effect on the time necessary to liquidate the Company’s interest in such cooperative associations and realize the proceeds from the sale of such cooperative residences.

The Company does not have insurance to cover its exposure to borrowers’ defaults and bankruptcies or to hazard losses that are not covered by its standard hazard insurance policies.

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

The Company may acquire different kinds of mortgage loans in the future, which could be riskier than the loans it currently holds.

Through the first quarter of 2003, the Company’s Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, the Company acquired multifamily real estate secured mortgages from the Bank, which can be riskier investments than single family mortgage loans. The Company expects to acquire more multifamily mortgages. Additionally, although there are no current plans to do so, the Company may acquire other types of mortgages that may have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owners against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of leases.

The Company expects to acquire all mortgage loans from the Bank and the composition of the loan portfolio will be affected by changes in the Bank’s credit policies.

The Company has acquired Mortgage Loans from the Bank and, although it is not required to do so, it expects to continue to acquire all mortgage loans from the Bank in the future. If the Bank were to relax its credit policies, for example, by lowering the credit quality standards it applies, or increasing the loan-to-value ratios it accepts, the mortgages subsequently purchased would be riskier investments.

The Company is dependent upon the Bank as advisor and servicer.

The Bank, which holds 99.9% of the Company’s common stock, is involved in virtually every aspect of the Company’s business. The Company has no employees because it has retained the Bank to perform all necessary functions pursuant to the advisory agreement and the loan purchase and servicing agreement. Accordingly, the Company is dependent for the selection, structuring and monitoring of Mortgage Assets on the officers and employees of the Bank, as advisor. In addition, the Company is dependent upon the expertise of the Bank, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the loan purchasing and servicing agreement resulted from arm’s-length negotiations. The Company also faces significant restrictions on obtaining such services from third parties; the termination of the advisory agreement and the loan purchase and servicing agreement with the Bank requires the affirmative vote of a majority of the Board of Directors, a majority of which is composed of directors and officers of the Bank. With the approval of a majority of independent directors, the Bank, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event the Bank subcontracts its obligations in such a manner, the Company will be dependent upon the subcontractor to provide services.

The Company’s relationship with the Bank creates conflicts of interest.

The Bank is, and is expected to continue to be, involved in virtually every aspect of the Company’s operations. The Bank is the holder of 99.9% of the Company’s common stock and will administer the Company’s day-to-day activities in its role as advisor under the advisory agreement. The Bank also acts as servicer of the Mortgage Loans under the loan purchasing and servicing agreement. In addition, other than the independent directors, all of the Company’s officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of 99.9% of outstanding voting shares of the Company, the Bank has the right to elect all of the directors, including the independent directors.

The Bank has interests that are dissimilar to or in conflict with the Company’s interests. Consequently, conflicts of interest arise with respect to the Company’s transactions with the Bank, including without limitation: acquiring mortgage assets from the Bank; servicing mortgage loans; and renewing, terminating or modifying the advisory agreement or the loan purchase and servicing agreement. It is the Company’s intention and the intention of the Bank that any agreements and transactions between the Company, on the one hand, and the Bank, on the other hand, are fair to both parties and consistent with market terms, including the price to acquire mortgage assets or in connection with servicing Mortgage Loans. There is a requirement in the terms of the preferred shares that a majority of the independent directors must approve certain Company actions to ensure fair dealings between the Company and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Although not required to do so, the Company acquires all mortgage assets from the Bank under a loan purchase and servicing agreement. The Company does not have independent underwriting criteria for the loans that it purchases and relies on the Bank’s underwriting standards for loan originations. Those criteria may change over time. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of shareholders. The Company intends to acquire in the future all or substantially all mortgage assets from the Bank on terms that are comparable to those that could be obtained from unrelated third parties, but the Company cannot provide assurance that this will always be the case.

As a result of the fact that the Bank is the controlling shareholder and advisor of the Company, it is possible that, notwithstanding good faith belief to the contrary, the Company in fact pays more for these loans than if acquired from an unaffiliated third party, and loans purchased from the Bank in the future may be of lesser quality than those in the current loan portfolio.

If the Company were to fail to qualify as a REIT, it would be subject to U.S. federal income tax at regular corporate rates.

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

Although the Company intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations, including actions by banking regulators as discussed below, may determine that it is in the best interest of the Company and in the best interest of holders of common shares and preferred shares to revoke the Company’s REIT election. The tax law generally prohibits electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit the ability to implement the business plan and may restrict the ability to pay dividends.

Because the Company is a subsidiary of the Bank, federal and state regulatory authorities have the right to examine the Company and its activities and under certain circumstances, to impose restrictions on the Bank or the Company that could impact the Company’s ability to conduct business according to its business plan, which could materially adversely affect the Company’s financial condition and results of operations. Regulatory actions might include the following:

•

If the Bank’s regulators were to determine that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, the regulators could restrict the Company’s ability to acquire or transfer assets, making distributions to shareholders, including dividends on the preferred shares, or redeeming the preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in the Company. These types of actions potentially could have a material adverse effect on the Company’s financial condition and results of operations.

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

•

If regulators were to impose restrictions on payment of dividends, the Company could be prevented from complying with the requirement for continued REIT status to distribute 90% of REIT taxable income (excluding deductions for any dividends paid and any net capital gains) for any calendar year. If, as a result, the Company ceased to qualify as a REIT, it would become subject to corporate level taxation. Such additional taxation would reduce the amount of income available to pay dividends.

If the Company loses its exemption under the Investment Company Act, it could have a material adverse effect on the Company.

The Company believes that it is not, and intends to conduct its operations so as not to be, required to register as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretations of the staff of the SEC, in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate related assets. The assets that the Company may acquire therefore may be limited by the provisions of the Investment Company Act. The Investment Company Act does not treat cash and cash equivalents as either Qualifying Interests or other real estate related assets.

Based on the criteria outlined above, the Company believes that at December 31, 2006 its Qualifying Interests comprised well in excess of 80% of the estimated fair market value of its total assets. As a result, the Company believes that it is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether the Company’s assets constitute Qualifying Interests, the Company could be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on the Company’s ability to make dividend payments and, accordingly, the trading price of its preferred shares. Further, in order to ensure that the Company at all times continues to qualify for the above exemption from the Investment Company Act, the Company may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times the Company’s net interest income. Finally, if the Company were an unregistered investment company, there would be a risk that it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that it would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period the Company was determined to be an unregistered investment company.

If the Company does not distribute 90% of its net taxable income, it may not qualify as a REIT.

In order to qualify as a REIT, the Company generally is required each year to distribute to its shareholders at least 90% of its REIT taxable income, excluding net capital gains. The Company may retain the remainder of its REIT taxable income or all or part of its net capital gain, but will be subject to U.S. federal income tax at regular corporate rates on that income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (i) 85% of the Company’s ordinary income for the calendar year, (ii) 95% of the Company’s capital gains net income for the calendar year and (iii) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict the Company’s ability, as a subsidiary of the Bank, to make distributions to its shareholders in an amount necessary to retain its REIT qualification. Such a restriction could result in the Company failing to qualify as a REIT. To the extent the Company’s REIT taxable income may exceed the actual cash received for a particular period, it may not have sufficient liquidity to make distributions necessary to retain its REIT qualification or may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if then prevailing market conditions are not favorable for such a borrowing.

If ownership of the Company becomes concentrated in a small number of individuals, the Company may fail to qualify as a REIT.

To maintain the Company’s status as a REIT, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, at any time during the last half of each taxable year. The Company believes that it currently satisfies, and expects to continue to satisfy, this requirement because for this purpose its common shares held by the Bank are treated as held by the Bank’s shareholders. However, the Company must also have 100 or more shareholders in order to meet the beneficial ownership requirements of a qualified REIT. The Company may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, the Company cannot assure that it will continue to meet the beneficial ownership requirement. This risk may be increased in the future as the Bank carries out its common share repurchase program because repurchases may cause ownership in the Bank to become more concentrated. In addition, while the fact that the Company’s preferred shares may be redeemed or exchanged will not affect the Company’s REIT status prior to any redemption or exchange, the redemption or exchange of all or a part of the preferred shares could adversely affect the Company’s ability to satisfy the beneficial ownership requirements in the future.

The proposed transaction with Merrill Lynch may not occur, or the completion of the transaction may not result in the benefits currently expected.

On January 29, 2007, the Bank announced that it had entered into a definitive agreement with Merrill Lynch pursuant to which Merrill Lynch agreed to acquire all of the Bank’s outstanding shares of common stock in exchange for cash or stock valued at $55.00 per share, for a total consideration of approximately $1.8 billion. The completion of the merger is subject to certain conditions, including, among other things, the receipt of necessary regulatory approvals, the approval of the Bank’s stockholders and that the representations and warranties of First Republic and Merrill Lynch are true and correct as of the closing date subject to the materiality standard set forth in the agreement. The materiality standard provides that, subject to certain exceptions, no representation and warranty will be deemed untrue, and neither First Republic nor Merrill Lynch will be deemed to have breached a representation or warranty, as a consequence of the existence of any fact, event or circumstance unless such fact, circumstance or event has had or is reasonably likely to have a material adverse effect on the financial condition, results of operations, assets or business of First Republic or Merrill Lynch, as the case may be, which is subject to certain carveouts. In addition, the agreement may be terminated, and the transaction abandoned, at any time in certain circumstances, including, among other things, upon mutual agreement of the Bank and Merrill Lynch, upon a breach of the agreement by either party in certain circumstances, if the transaction has not been completed by the close of business on October 31, 2007, if required regulatory approvals are not obtained, or if the requisite approval of the Bank’s stockholders has not been obtained. The agreement also provides that, if the agreement is terminated under specified circumstances, the Bank may be required to pay to Merrill Lynch a termination fee of $65 million. There can be no guarantee that the parties will be able to obtain the regulatory and other approvals required for the merger on the terms and within the time expected, if at all. The merger agreement is attached as Exhibit 2.1 to the Bank’s Current Report on Form 8-K filed with the FDIC on January 31, 2007.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

The Company neither owns nor leases any property.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. At December 31, 2006, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,352,873 shares of common stock were outstanding. In addition to the Bank, there was one holder of the common stock at December 31, 2006, who is a former Bank employee. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. At the end of each year, the Company has declared dividends on common stock of $4,204,000 for 2006, and $1,924,000 for 2005 and 2004, which represented 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares. For 2006, 2005 and 2004, the Bank elected to treat its share of dividends as consent dividends under Section 565 of the Internal Revenue Code.

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

The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series A Preferred Shares of $5,775,000 for the year ended December 31, 2006.

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

The Company’s Series B Preferred Shares are quoted on the NASDAQ National Stock Market, Inc. under the symbol “FRCCP.” Material holders of Series B Preferred Shares, if any, are set forth in Item 12 of this report. Holders of Series B Preferred Shares are entitled to receive, if, when and as authorized and declared by the Company’s Board of Directors, out of the Company’s assets legally available therefore, cash dividends at an annual rate of 8.875%, or $2.21875 per annum per share, of the $25 liquidation preference per share, and no more. Dividends on the Series B Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series B Preferred Shares of $3,728,000 for the year ended December 31, 2006.

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

The following table presents the high and low sales prices for the Series B Preferred Shares for each quarter in 2006 and 2005:

	2006		2005
Quarter	High	Low	High	Low
First	$26.25	$25.16	$27.77	$25.80
Second	$25.95	$25.06	$27.20	$25.86
Third	$26.25	$25.20	$27.45	$26.07
Fourth	$27.96	$25.15	$26.50	$25.11

Series C Preferred Shares

In June 2001, the Company issued and sold 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock (“Series C Preferred Shares”) in a private placement to a single holder and received proceeds of $7 million. The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series C Preferred Shares do not have an established public trading market and are not listed on any exchange or automated quotation system. The sale of the Series C Preferred Shares was affected in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. A holder of the Series C Preferred Shares is entitled to receive, if, when and as authorized and declared by the Board of Directors, out of the Company’s assets legally available therefore, cash dividends at an annual rate of 5.7%, or $57 per annum per share, of the $1,000 stated value per share, and no more. Dividends on the Series C Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. The Company paid dividends on the Series C Preferred Shares of $399,000 for the year ended December 31, 2006.

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

Series D Preferred Shares

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Non cumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). The Bank paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are quoted on the NASDAQ National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and the Bank purchased, $60 million of additional common stock. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, non-cumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Company paid dividends on the Series D Preferred Shares of $4,350,000 for the year ended December 31, 2006.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from the Bank approximately $87 million of single family loans, $30 million of multifamily loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter in 2006 and 2005:

	2006		2005
Quarter	High	Low	High	Low
First	$25.45	$24.36	$26.45	$24.80
Second	$25.45	$24.01	$25.77	$24.65
Third	$25.50	$24.38	$25.75	$24.75
Fourth	$25.94	$25.05	$25.45	$24.00

Except under certain limited circumstances, holders of the Company’s preferred shares have no voting rights.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for each year ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operation in Item 7 of this report.

	As of December 31,
($ in thousands)	2006	2005	2004	2003	2002
Selected Balance Sheet Data
Assets:
Cash and short-term investments	$12,813	$17,250	$4,476	$6,766	$22,296
Single family mortgage loans	288,725	283,530	288,211	296,051	187,879
Multifamily mortgage loans	34,491	31,249	37,517	26,454	—
Less: allowance for loan losses	(481)	(481)	(481)	(481)	(200)
Other assets	1,685	1,472	1,436	1,607	1,201

Total Assets	$337,233	$333,020	$331,159	$330,397	$211,176

Liabilities:
Dividends payable on common stock	$—	$—	$1	$1,255	$2,044
Other payables	111	102	141	48	38

Total liabilities	111	102	142	1,303	2,082

Stockholders’ equity:
Series A Preferred Shares	55,000	55,000	55,000	55,000	55,000
Series B Preferred Shares	42,000	42,000	42,000	42,000	42,000
Series C Preferred Shares	7,000	7,000	7,000	7,000	7,000
Series D Preferred Shares	60,000	60,000	60,000	60,000	—
Common stock	294	294	294	294	187
Additional paid-in capital	173,028	168,824	166,923	165,000	105,107
Dividends in excess of retained earnings	(200)	(200)	(200)	(200)	(200)

Total stockholders’ equity	337,122	332,918	331,017	329,094	209,094

Total Liabilities and Stockholders’ Equity	$337,233	$333,020	$331,159	$330,397	$211,176

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	—%	—%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%

	Year ended December 31,
($ in thousands)	2006	2005	2004	2003	2002
Selected Financial Information
Interest income:
Interest on loans	$18,470	$16,327	$16,398	$13,502	$11,799
Interest on short-term investments	264	182	89	152	154

Total interest income	18,734	16,509	16,487	13,654	11,953
Provision for loan losses	—	—	—	—	200
Operating expenses	278	333	311	274	246

Net income	18,456	16,176	16,176	13,380	11,507
Dividends on preferred sock	14,252	14,252	14,252	12,125	9,663

Net income available to common stockholders	$4,204	$1,924	$1,924	$1,255	$1,844

Ratio of earnings to fixed charges	$1.30x	1.13x	1.13x	1.10x	1.19x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Overview

Net income was $18,456,000 for 2006 and $16,176,000 for 2005 and 2004. The results for 2006 compared with 2005 and 2004 reflected an increase in interest income due to higher interest rates and a decrease in operating expenses. The increase in market rates of interest during 2006 resulted in higher average loan yields for 2006 compared with 2005 and 2004. The ratio of earnings to fixed charges was 1.30x for 2006 and 1.13x for 2005 and 2004. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in 2006 compared with 2005 primarily due to higher loan and investment yields. Total interest income in 2005 was relatively stable compared with 2004. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	2006			2005			2004
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$328,835	$18,470	5.61%	$326,174	$16,327	5.01%	$323,720	$16,398	5.07%
Short-term investments	6,927	264	3.81	6,979	182	2.61	7,486	89	1.19

Total interest-earning assets	$335,762	$18,734	5.57%	$333,153	$16,509	4.96%	$331,206	$16,487	4.98%

Interest income on Mortgage Loans increased $2,143,000 in 2006, or 13%, compared with 2005, and the average yield increased 60 basis points. For 2005, interest income on Mortgage Loans and the average yield were relatively unchanged compared with 2004. Loan yields began to increase in the second half of 2004 as the

Federal Reserve Bank raised the federal funds rate from 1.00% in June 2004 to 5.25% in June 2006, a 4.25% increase in 24 months. The weighted average coupon rate on Mortgage Loans increased to 6.10% at December 31, 2006 from 5.30% at December 31, 2005 and 4.98% at December 31, 2004. In addition to interest rate increases, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”), which bear interest rates indexed to rates that rose over the period. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that the Bank retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that the Bank services. Loan servicing fees were $804,000 in 2006, $788,000 in 2005 and $775,000 in 2004. The increases in loan servicing fees were consistent with the increases in average loan balances.

Interest income on short-term investments increased in 2006, compared with 2005 and 2004, due to higher interest rates, offset by lower average investment balances. The average yield on the Company’s interest-bearing money market account increased 120 basis points in 2006 compared with 2005 and 262 basis points compared with 2004 as interest rates began to rise in mid-2004.

Interest income is affected by changes in both volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents for each of the last two years a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields compared with the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	2006 vs. 2005			2005 vs. 2004
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$137	$2,006	$2,143	$124	$(195)	$(71)
Short-term investments	(1)	83	82	(7)	100	93

Total increase (decrease)	$136	$2,089	$2,225	$117	$(95)	$22

Operating Expense

The Company incurs advisory fee expenses payable to the Bank pursuant to an advisory agreement with the Bank for services that the Bank renders on the Company’s behalf. Advisory fees for 2006 and 2005 were $100,000 per annum and $75,000 per annum for 2004. For the year ended December 31, 2007, advisory fees will be $100,000. The amount of annual advisory fees is approved by the Company’s Board of Directors.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees and other stockholder costs. Total general and administrative expenses were $178,000 in 2006, $233,000 in 2005 and $236,000 in 2004. Audit fees were $70,000 in 2006, $77,000 in 2005 and $107,000 in 2004.

Financial Condition

Short-term Investments on Deposit with the Bank

At December 31, 2006 and 2005, short-term investments on deposit consisted entirely of a money market account held at the Bank.

Mortgage Loans

The loan portfolio at December 31, 2006 and 2005 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement.

At December 31, 2006 and 2005, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 31, 2006 and 2005, there were no accruing loans that were contractually past due more than 90 days.

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

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans at December 31, 2006 by major geographic location:

	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$159,673	$38,589	$26,366	$11,069	$22,809	$26,920	$3,299	$288,725	89%
Multifamily	26,611	858	3,696	651	2,675	—	—	34,491	11

Total	$186,284	$39,447	$30,062	$11,720	$25,484	$26,920	$3,299	$323,216	100%

Percent by location	58%	12%	9%	4%	8%	8%	1%	100%

At December 31, 2006, approximately 79% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 53%, based upon the appraised values of the properties at the time the loans were originated.

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds from principal payments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.30x for 2006, compared with 1.13x for 2005 and 2004.

Since mid-2004, interest rates have moved up from 40-year historical lows. The average yield on average interest-earning assets rose to 5.57% for 2006, up 61 basis points from 4.96% for 2005 and up 59 basis points from 4.98% for 2004. The increase in the yield for 2006 compared with 2005 and 2004 was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at December 31, 2006 changed over the past year as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 72% of Mortgage Loans at December 31, 2006 from 61% at December 31, 2005, and the weighted average coupon rate for ARMs increased more rapidly over the past year than the weighted average coupon rate for intermediate fixed or fixed rate loans. The weighted average coupon rate at December 31, 2006 for ARMs increased 109 basis points from a year ago, compared with a 6 basis point increase in the weighted average coupon rate for intermediate fixed rate loans and a 4 basis point increase for fixed loans. The weighted average remaining maturity of Mortgage Loans was 23.2 years at December 31, 2006 and 23.7 years at December 31, 2005.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 6.35% at December 31, 2006, up 109 basis points from 5.26% at December 31, 2005 due to the rise in short-term rates. The increase in ARM loan yields was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 31, 2006, ARM loans indexed to COFI were 79% of total ARMs, or 56% of Mortgage Loans, compared with 80% of total ARMs at December 31, 2005, or 49% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the gross principal outstanding at December 31, 2006 was $91.7 million, or 28% of total Mortgage Loans, down from $124.9 million at December 31, 2005, or 39% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.29% at December 31, 2006 and 5.23% at December 31, 2005. The weighted average coupon rate for fixed rate loans was 5.69% at December 31, 2006 and 5.65% at December 31, 2005. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at December 31, 2006 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$182,114	6.39%	1	56%
CMT	37,821	6.38	8	12
LIBOR	11,577	5.69	8	4

Total ARMs	231,512	6.35	3	72

Intermediate fixed:
12 months to 36 months	27,206	5.22	18	8
37 months to 60 months	16,155	5.40	36	5
Greater than 60 months	6,810	5.32	81	2

Total intermediate fixed	50,171	5.29	32	15

Total adjustable rate loans	281,683	6.16	8	87
Fixed rate loans	41,533	5.69		13

Total loans	$323,216	6.10%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by the Bank.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 31, 2006:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$12,813	$—	$—	$—	$—	$—	$12,813
Loans, net	208,913	40,800	41,714	19,156	12,152	—	322,735
Other assets	—	—	—	—	—	1,685	1,685

Total assets	$221,726	$40,800	$41,714	$19,156	$12,152	$1,685	$337,233

Other liabilities	$—	$—	$—	$—	$—	$111	$111
Stockholders’ equity	—	—	—	—	—	337,122	337,122

Total liabilities and equity	$—	$—	$—	$—	$—	$337,233	$337,233

Repricing gap—positive (negative)	$221,726	$40,800	$41,714	$19,156	$12,152	$(335,548)

Cumulative repricing gap:
Dollar amount	$221,726	$262,526	$304,240	$323,396	$335,548

Percent of total assets	65.8%	77.9%	90.2%	95.9%	99.5%

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

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of December 31, 2006, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	OTHER INFORMATION.

Not applicable.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As the holder of substantially all of the Company’s common stock, the Bank has the right to elect the Company’s directors, including the independent directors. The Company’s Board of Directors currently consists of eight members, including three independent directors. The Company currently has five officers, four of whom are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and does not anticipate requiring employees.

The Company’s directors and executive officers are listed below. Each director or officer has served in his/her capacity since the Company’s inception in April 1999, except for Ms. Chan, who was elected in September 2004, Mr. Merrill, who was elected in December 2004 and Ms. Moulds, who was elected in March 2005.

Name	Age	Position and Offices Held
James J. Baumberger	64	President, Director
Thomas A. Cunningham (1)	72	Director
Jerry Lykins (1)	71	Director
Barrant V. Merrill	76	Director
Linda G. Moulds (1)	56	Director
Edward J. Dobranski	56	Vice President, General Counsel, Director
Julie N. Miyachi	49	Vice President, Operations, Director
Willis H. Newton, Jr.	57	Vice President, Chief Financial Officer, Treasurer, Director
May Chan	34	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

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

Mr. Dobranski joined the Bank in 1992 and has served as Executive Vice President, General Counsel and Secretary. Prior to that, Mr. Dobranski practiced banking, real estate and corporate law through positions held with the federal government, in private practice and as Corporate Counsel.

Ms. Miyachi has been Director of Financial Analysis and Planning in the executive offices of the Bank since 1994. In such capacity, she has assisted executive management of the Bank in complex analysis of business operations. Ms. Miyachi has over twenty-four years experience with the accounting, reporting, analysis and planning of mortgage oriented financial institutions.

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

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by the Company need to be approved by a majority of the Company’s independent directors. In order to be considered “independent” for this purpose, a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of the Bank or an affiliate of the Bank. Members of the Company’s Board of Directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman), Mr. Lykins and Ms. Moulds are currently the Company’s independent directors.

If at the time of any of the Company’s annual shareholder meetings, the Company has failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of the Company’s preferred shares, the number of directors then constituting the Company’s Board of Directors will be increased by two, and the holders of the Company’s outstanding series of preferred shares voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the Board of Directors. Any member of the Board of Directors elected by holders of the preferred shares will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

The Company’s Board of Directors has established an audit committee that reviews the engagement and independence of the Company’s independent registered public accounting firm. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s three independent directors: Mr. Cunningham, Mr. Lykins and Ms. Moulds, each of which is an audit committee financial expert.

Compensation of Directors

The independent directors receive no annual compensation; however, the Company pays each director a fee of $1,250 for attending each regularly scheduled Board meeting (in person or by telephone) and a fee ranging from $750 to $1,000 for attending (in person or by telephone) any additional meetings.

Code of Ethics

The executive officers of the Company are employees of the Bank and are subject to a code of ethics. The Bank and its subsidiaries adopted this code of ethics in accordance with corporate governance regulations to cover the activities of the Company’s officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is posted on the Bank’s website at www.firstrepublic.com and a copy will be made available in print to any stockholder of the Company who requests it by contacting investorrelations@firstrepublic.com.

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

During January 2005, the Company offered to repurchase the 9,840 shares of common stock not held by the Bank. As of February 2007, 9,760 shares were repurchased, including 80 shares owned by Messrs. Baumberger, Dobranski, Merrill, Newton and Ms. Miyachi. The following table sets forth, as of February 12, 2007, the number and percentage of outstanding shares of common shares, Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 29,352,873 Common Shares, 55,000 Series A Preferred Shares, 1,680,000 Series B Preferred Shares, 7,000 Series C Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of December 31, 2006.

	Common Shares		Series A Preferred Shares		Series B Preferred Shares		Series C Preferred Shares		Series D Preferred Shares
Name and Address of Beneficial Owner	(Number of Shares and Percentage of Outstanding Shares)
	Number	%	Number	%	Number	%	Number	%	Number	%
First Republic Bank 111 Pine Street San Francisco, California 94111	29,352,793	99.9%	25,410	46.2%	—	—	—	—	—	—

Credit Suisse First Boston 11 Madison Avenue New York, New York 10010	—	—	—	—	—	—	7,000	100.0%	—	—

Executive Officers and Directors:

James J. Baumberger (2) (3)	—	—	—	—	12,000	0.7%	—	—	4,000	0.2%
Thomas A. Cunningham (3)	—	—	—	—	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	12,000	0.7%	—	—	6,440	0.3%
Barrant V. Merrill (3)	—	—	—	—	—	—	—	—	—	—
Linda G. Moulds (3)	—	—	—	—	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—	—	—	—	—
Julie N. Miyachi (2) (3)	—	—	—	—	400	*	—	—	1,900	0.1%
Willis H. Newton, Jr. (2) (3)	—	—	—	—	—	—	—	—	—	—
May Chan	—	—	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a group (8 persons)	—	—	—	—	24,400	1.5%	—	—	12,340	0.5%

*	Less than 1/10 of 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with the Bank.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of the Bank.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2006, in an amount in excess of $60,000.

Director Independence

Please see the discussion in Item 10 of this report under the heading “Independent Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2006 and 2005 and fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit fees	$69,500	$74,000
Tax fees	5,000	4,700

Total fees	$74,500	$78,700

The Audit Committee implemented a policy in May 2003 to have all future auditing services and permitted non-audit services of KPMG LLP pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee pre-approved all of the engagements and fees for the audit of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements.

(1)	Financial Statements:

Please see Financial Statements table of contents on page F-2 of this report.

(2)	Financial Statement Schedules:

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

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation of First Republic Preferred Capital Corporation, including any amendments thereto.

3.2	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.2 of Form S-11 (File No. 333-72510))

3.3	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3 of Form 8-K (File No. 000-33461))

3.4	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series B Preferred Shares (incorporated herein by reference to Exhibit 3.4 of Form S-11 (File No. 333-72510))

3.5	Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 (File No. 333-72510)).

3.6	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series D Preferred Shares (incorporated herein by reference to Exhibit 3.6 of Form S-11 (File No. 333-105434))

4.1	Specimen certificate representing Noncumulative Series B shares (incorporated herein by reference to Exhibit 4 of Form S-11 (File No. 333-72510))

4.2	Specimen certificate representing Noncumulative Series D shares (incorporated herein by reference to Exhibit 4 of Form S-11 (file No. 333-105434).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 (File No. 333-72510)).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 (File No. 333-72510)).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Republic Preferred Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director	March 16, 2007

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 16, 2007

/s/ JERRY LYKINS (Jerry Lykins)	Director	March 16, 2007

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 16, 2007

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 16, 2007

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 16, 2007

/s/ JULIE N. MIYACHI (Julie N. Miyachi)	Vice President, Operations, Director	March 16, 2007

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Treasurer, Director	March 16, 2007

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2006 and 2005

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheets of First Republic Preferred Capital Corporation (the Company) as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 15, 2007

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

	December 31,
	2006	2005
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$12,813,000	$17,250,000

Single family mortgage loans	288,725,000	283,530,000
Multifamily mortgage loans	34,491,000	31,249,000

Total mortgage loans (Note 3)	323,216,000	314,779,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	322,735,000	314,298,000

Accrued interest receivable	1,683,000	1,469,000
Prepaid expenses	2,000	3,000

Total Assets	$337,233,000	$333,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to First Republic Bank (Note 4)	$25,000	$25,000
Other payables	86,000	77,000

Total Liabilities	111,000	102,000

Stockholders’ equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,352,873 and 29,353,353 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	294,000	294,000
Additional paid-in capital	173,028,000	168,824,000
Dividends in excess of retained earnings	(200,000)	(200,000)

Total stockholders’ equity	337,122,000	332,918,000

Total Liabilities and Stockholders’ Equity	$337,233,000	$333,020,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005	2004
Interest income:
Interest on loans	$18,470,000	$16,327,000	$16,398,000
Interest on short-term investments on deposit with First Republic Bank	264,000	182,000	89,000

Total interest income	18,734,000	16,509,000	16,487,000

Operating expense:
Advisory fees payable to First Republic Bank (Note 4)	100,000	100,000	75,000
General and administrative	178,000	233,000	236,000

Total operating expense	278,000	333,000	311,000

Net income	18,456,000	16,176,000	16,176,000
Dividends on preferred stock (Note 7)	14,252,000	14,252,000	14,252,000

Net income available to common stockholders	$4,204,000	$1,924,000	$1,924,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2003	$164,000,000	$294,000	$165,000,000	$(200,000)	$329,094,000
Net income	—	—	—	16,176,000	16,176,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Dividends payable on common stock	—	—	—	(1,000)	(1,000)
Consent dividend on common stock	—	—	1,923,000	(1,923,000)	—

Balance as of December 31, 2004	164,000,000	294,000	166,923,000	(200,000)	331,017,000
Net income	—	—	—	16,176,000	16,176,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)
Consent dividend on common stock	—	—	1,924,000	(1,924,000)	—

Balance as of December 31, 2005	164,000,000	294,000	168,824,000	(200,000)	332,918,000
Net income	—	—	—	18,456,000	18,456,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Consent dividends on common stock			4,204,000	(4,204,000)	—

Balance as of December 31, 2006	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$18,456,000	$16,176,000	$16,176,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	235,000	235,000	25,000
(Increase) decrease in accrued interest receivable	(214,000)	(38,000)	162,000
Decrease in prepaid expenses	1,000	2,000	9,000
Increase in payable to First Republic Bank	—	6,000	—
Increase (decrease) in other payables	9,000	(46,000)	93,000

Net cash provided by operating activities	18,487,000	16,335,000	16,465,000

Investing activities:
Loans acquired from First Republic Bank	(76,092,000)	(73,563,000)	(108,886,000)
Principal payments on loans	67,420,000	84,278,000	105,638,000

Net cash (used for) provided by investing activities	(8,672,000)	10,715,000	(3,248,000)

Financing activities:
Dividends paid on preferred stock	(14,252,000)	(14,252,000)	(14,252,000)
Dividends paid on common stock	—	(1,000)	(1,255,000)
Repurchase of common stock	—	(23,000)	—

Net cash used for financing activities	(14,252,000)	(14,276,000)	(15,507,000)

(Decrease) increase in cash and cash equivalents	(4,437,000)	12,774,000	(2,290,000)
Cash and cash equivalents at beginning of year	17,250,000	4,476,000	6,766,000

Cash and cash equivalents at end of year	$12,813,000	$17,250,000	$4,476,000

Supplemental disclosure of cash flow information:
Common stock dividends payable	$—	$—	$1,000
Consent dividend on common stock	$4,204,000	$1,924,000	$1,924,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

At December 31, 2006, the Company has issued 29,352,873 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 80 shares held by one of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Note 2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

The Company has purchased Mortgage Loans from the Bank at the Bank’s carrying amount, which generally has approximated the fair value of the loans purchased. If a significant difference were to exist between the Bank’s carrying amount and the fair value of loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank.

The Company recognizes interest income, net of servicing fees paid to the Bank, in the month earned. The Company places a loan on nonaccrual status, and interest income is not recorded on the loan, when the loan becomes more than 90 days delinquent, except for a single family loan that is well secured and in the process of collection, or at such earlier times as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loan is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Income Taxes

The Company has elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met.

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 31, 2006, 2005 or 2004.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a fair value hierarchy, emphasizes that fair value is a market-based rather than entity-specific concept and expands quantitative and qualitative disclosures. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. This Statement should be applied prospectively as of the beginning of the fiscal year it becomes effective, with limited retrospective application for certain financial instruments. Management is currently evaluating the impact of SFAS No. 157 on the Bank’s financial condition and results of operations.

Note 3.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the Mortgage Loan portfolio at December 31, 2006 and 2005:

	2006	2005
Single family mortgage loans	$288,725,000	$283,530,000
Multifamily mortgage loans	34,491,000	31,249,000

Total mortgage loans	$323,216,000	$314,779,000

There were no nonaccrual loans and no impaired loans at December 31, 2006 or 2005. The following table presents information with respect to the Company’s allowance for loan losses at December 31 for each of the last three years:

	For the Year Ended December 31,
	2006	2005	2004
Allowance for loan losses
Balance at the beginning of year	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Transfer from the Bank	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance at the end of year	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$328,835,000	$326,174,000	$323,720,000
Total Mortgage Loans at December 31	$323,216,000	$314,779,000	$325,728,000
Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

There have been no changes to the Company’s allowance for the past three years because the size and composition of the loan portfolio has been relatively unchanged. As of December 31, 2006, the Company’s allowance for loan losses was 0.15% of total loans.

Note 4.    Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from the Bank, loan servicing fees paid to the Bank and advisory fees paid to the Bank. The following table presents the Company’s related party transactions for the year ended December 31, 2006, 2005, and 2004:

	For the Year Ended December 31,
	2006	2005	2004
Mortgage Loans acquired from the Bank:
Principal	$75,845,000	$73,373,000	$108,725,000
Premium	247,000	190,000	161,000

Total Mortgage Loans acquired	76,092,000	73,563,000	108,886,000
Loan servicing fee expense	804,000	788,000	775,000
Advisory fee expense	$100,000	$100,000	$75,000

Since inception, the Company has acquired all Mortgage Loans from the Bank at a price equal to the Bank’s carrying value of the loans, which approximated the fair value of Mortgage Loans.

The Bank retains loan servicing fees on the Company’s Mortgage Loans under a loan purchase and servicing agreement pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank. The loan purchase and servicing agreement is renewable on an annual basis. Pursuant to the agreement, the Bank charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of Mortgage Loans that the Bank services. The Company records the loan servicing fees as a reduction of interest income.

The Company pays advisory fees to the Bank under an advisory agreement pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2006 and 2005 and $75,000 for 2004, payable in equal quarterly installments. The Company had advisory fees payable to the Bank of $25,000 at December 31, 2006 and at December 31, 2005.

At December 31, 2006, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. During 2006 and 2005, the Bank did not purchase any of the Company’s outstanding Series A Preferred Shares. During 2004, the Bank purchased on the open market 150 shares of the Company’s outstanding Series A Preferred Shares, with a liquidation preference value of $150,000.

Note 5.    Preferred Stock

At December 31, 2006, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at December 31, 2006 and December 31, 2005:.

	December 31,
	2006	2005
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding	7,000,000	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$164,000,000	$164,000,000

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred shares, in whole (but not in part). The liquidation preference for each of the Series A Preferred Shares and the Series C Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for each of the Series B Preferred Shares and the Series D Preferred Share is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

The Company’s preferred shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for each of the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights

Note 6.    Common Stock

At December 31, 2006, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,352,873 shares were outstanding. The Company issued no common stock in 2006, in 2005, or in 2004. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of December 31, 2006, 122 individuals had accepted the offer of $2.50 per share, or $200 for each owner. As of December 31, 2006, a total of 80 shares were held by one of the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 7.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Series A Preferred Shares	$5,775,000	$5,775,000	$5,775,000
Series B Preferred Shares	3,728,000	3,728,000	3,728,000
Series C Preferred Shares	399,000	399,000	399,000
Series D Preferred Shares	4,350,000	4,350,000	4,350,000

Total	$14,252,000	$14,252,000	$14,252,000

Dividends on the Company’s preferred shares are payable if, when and as authorized by the Company’s Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred shares for any respective dividend period, holders of each series of preferred shares will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred shares for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred shares.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on its common stock of $4,204,000 for 2006 and $1,924,000 for each of 2005 and 2004. For each of 2006, 2005 and 2004, the dividend on the common stock shares owned by the Bank was treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 8.    Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2006 and 2005:

	2006		2005
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments	$12,813	$12,813	$17,250	$17,250
Mortgage loans	$322,735	$323,165	$314,298	$315,769

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Short-term Investments: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying amount of Mortgage Loans is net of the allowance for loan losses. To estimate the fair value of Mortgage Loans, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk, and accrual status.

The Company based the fair value of single family and multifamily mortgages loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

Note 9.    Concentration of Credit Risk

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at December 31, 2006 by major geographic location:

	San Francisco Bay Area	New York/ New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$159,673	$38,589	$26,366	$11,069	$22,809	$26,920	$3,299	$288,725	89%
Multifamily	26,611	858	3,696	651	2,675	—	—	34,491	11

Total	$186,284	$39,447	$30,062	$11,720	$25,484	$26,920	$3,299	$323,216	100%

Percent by location	58%	12%	9%	4%	8%	8%	1%	100%

At December 31, 2006, approximately 79% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of Mortgage Loans.

Note 10.    Subsequent Event

On January 29, 2007, the Bank announced that it had entered into a definitive agreement with Merrill Lynch & Co. Inc. (“Merrill Lynch”) pursuant to which Merrill Lynch agreed to acquire all of the Bank’s outstanding shares of common stock in exchange for cash or stock valued at $55.00 per share, for a total consideration of approximately $1.8 billion. The transaction is expected to close during the third quarter of 2007, pending approvals by the stockholders of First Republic and necessary regulators.

Note 11.    Quarterly Data (Unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2006 and 2005:

	2006				2005
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,020	$4,776	$4,537	$4,401	$4,259	$4,138	$4,079	$4,033
Provision for loan losses	—	—	—	—	—	—	—	—
Operating expense	71	67	71	69	63	90	94	86

Net income	4,949	4,709	4,466	4,332	4,196	4,048	3,985	3,947
Preferred stock dividends	3,563	3,563	3,563	3,563	3,563	3,563	3,564	3,562

Net income available to common stockholders	$1,386	$1,146	$903	$769	$633	$485	$421	$385