Form 10-Q
period 2007-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2007-05-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 4, 2007 was 29,352,873 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three months ended March 31, 2007 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEET

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$14,539,000	$12,813,000

Single family mortgage loans	290,239,000	288,725,000
Multifamily mortgage loans	34,127,000	34,491,000

Total mortgage loans	324,366,000	323,216,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	323,885,000	322,735,000

Accrued interest receivable	1,693,000	1,683,000
Prepaid expenses	25,000	2,000

Total Assets	$340,142,000	$337,233,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,544,000	$—
Payable to First Republic Bank (Note 3)	25,000	25,000
Other payables	97,000	86,000

Total liabilities	1,666,000	111,000

Stockholders’ equity (Notes 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding	7,000,000	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $ 25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 29,352,873 shares issued and outstanding at March 31, 2007 and December 31, 2006	294,000	294,000
Additional paid-in capital	173,028,000	173,028,000
Retained earnings (dividends in excess of retained earnings)	1,154,000	(200,000)

Total stockholders’ equity	338,476,000	337,122,000

Total Liabilities and Stockholders’ Equity	$340,142,000	$337,233,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income:
Interest on loans	$4,864,000	$4,350,000
Interest on short-term investments on deposit with First Republic Bank	124,000	51,000

Total interest income	4,988,000	4,401,000

Operating expense:
Advisory fees payable to First Republic Bank (Note 3)	25,000	25,000
General and administrative	46,000	44,000

Total operating expense	71,000	69,000

Net income	4,917,000	4,332,000

Dividends on preferred stock (Note 6)	3,563,000	3,563,000

Net income available to common stockholders	$1,354,000	$769,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	4,332,000	4,332,000
Dividends paid on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2006	$164,000,000	$294,000	$168,824,000	$569,000	$333,687,000

Balance as of January 1, 2007	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Net income	—	—	—	4,917,000	4,917,000
Dividends paid on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2007	$164,000,000	$294,000	$173,028,000	$1,154,000	$338,476,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$4,917,000	$4,332,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	46,000	60,000
Increase in accrued interest receivable	(10,000)	(94,000)
Increase in prepaid expenses	(23,000)	(19,000)
Increase in other payables	11,000	17,000

Net cash provided by operating activities	4,941,000	4,296,000

Investing activities:
Loans acquired from First Republic Bank	(22,693,000)	(28,200,000)
Principal payments on loans	21,497,000	12,762,000

Net cash used for investing activities	(1,196,000)	(15,438,000)

Financing activities:
Dividends paid on preferred stock	(2,019,000)	(2,019,000)

Net cash used for financing activities	(2,019,000)	(2,019,000)

Increase (decrease) in cash and cash equivalents	1,726,000	(13,161,000)
Cash and cash equivalents at beginning of year	12,813,000	17,250,000

Cash and cash equivalents at end of period	$14,539,000	$4,089,000

Supplemental disclosure of cash flow information:
Preferred stock dividends payable	$1,544,000	$1,544,000

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

At March 31, 2007, the Company has issued 29,352,873 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock, except for 80 shares held by one of the Bank’s former employees. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2006 Annual Report on Form 10-K, Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in filings made subsequent to the filing of the 2006 Form 10-K.

Recent Development

On January 29, 2007, the Bank announced that it had entered into a definitive agreement with Merrill Lynch & Co. Inc. (“Merrill Lynch”) pursuant to which Merrill Lynch agreed to acquire all of the Bank’s outstanding shares of common stock in exchange for cash or stock valued at $55.00 per share, for a total consideration of approximately $1.8 billion. The transaction is expected to close during the third quarter of 2007, pending necessary regulatory approvals and approval by the Bank’s stockholders. At the present time, Merrill Lynch and the Bank expect that the Company will become a subsidiary of Merrill Lynch Bank & Trust, FSB and that there will be no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock as a result of this proposed transaction.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2007 or March 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a fair value hierarchy, emphasizes that fair value is a market-based rather than entity-specific concept and expands quantitative and qualitative disclosures. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year it becomes effective, with limited retrospective application for certain financial instruments. Management is currently evaluating the impact of SFAS No. 157 on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 allows the Company to elect to measure certain financial assets and liabilities at fair value upon initial recognition or upon occurrence of an event that results in a new basis of accounting. The fair value election, if made, shall be applied on an instrument by instrument basis and is irrevocable. Upon adoption of SFAS No. 159, a cumulative effect adjustment to the opening balance of retained earnings would be made to record existing assets or liabilities at fair value. At each subsequent reporting date, changes in the fair value of those assets and liabilities would be recognized in earnings. SFAS No. 159 does not affect existing guidance for fair value measurement and does not eliminate existing disclosure requirements relating to fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the Company’s financial condition and results of operations.

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from the Bank, loan servicing fees paid to the Bank and advisory fees paid to the Bank. The following table presents the Company’s related party transactions for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Mortgage Loans acquired from the Bank:
Principal	$22,666,000	$28,070,000
Premium	27,000	130,000

Total Mortgage Loans acquired	$22,693,000	$28,200,000

Loan servicing fee expense	$203,000	$195,000
Advisory fee expense	$25,000	$25,000

Since inception, the Company has acquired all Mortgage Loans from the Bank at a price equal to the Bank’s carrying value of the loans, which approximated the fair value of Mortgage Loans.

The Bank retains loan servicing fees on the Company’s Mortgage Loans under a loan purchase and servicing agreement pursuant to which the Bank performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. In its capacity as servicer, the Bank receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at the Bank. The loan purchase and servicing agreement is renewable on an annual basis. Pursuant to the agreement, the Bank charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of Mortgage Loans that the Bank services. The Company records these loan servicing fees as a reduction of interest income.

The Company pays advisory fees to the Bank under an advisory agreement pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2007 and 2006, payable in equal quarterly installments. At March 31, 2007 and at December 31, 2006, the Company had advisory fees payable to the Bank of $25,000.

At March 31, 2007 and at December 31, 2006, the Bank owned 25,410 shares of the Company’s Series A preferred stock, with a liquidation preference value of $25.4 million. For the first three months of 2007 and for all of 2006, the Bank did not purchase any shares of the Company’s Series A preferred stock.

Note 4. Preferred Stock

At March 31, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 4,142,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at March 31, 2007 and December 31, 2006:

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

The Company’s preferred shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for each of the Series A Preferred Shares and the Series C Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights.

Note 5. Common Stock

At March 31, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 29,352,873 shares were outstanding. The Company issued no common stock in the first three months of 2007 or in all of 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. As of March 31, 2007, 122 individuals had accepted the offer of $2.50 per share, or $200 for each owner. As of March 31, 2007, a total of 80 shares were held by one of the Bank’s former employees.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three months ended March 31, 2007 and 2006. The dividends on the Series B and Series D Preferred Shares were paid during the quarter. The Company accrued the dividends on the Series A and Series C Preferred Shares and expects to pay these dividends on June 30, 2007.

	Three Months Ended March 31,
	2007	2006
Series A Preferred Shares	$1,444,000	$1,444,000
Series B Preferred Shares	932,000	932,000
Series C Preferred Shares	100,000	100,000
Series D Preferred Shares	1,087,000	1,087,000

Total	$3,563,000	$3,563,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three months ended March 31, 2007 or 2006.

Note 7. Concentration of Credit Risk

At March 31, 2007, approximately 80% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition—Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of March 31, 2007 and results of operations for the three months ended March 31, 2007. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

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

Forward-looking statements often include words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or financial condition or state other forward-looking information. With respect to the proposed transaction with Merrill Lynch described elsewhere in this report, forward-looking statements may include, for example, statements about management’s expectations. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation filings with the Securities and Exchange Commission (“SEC”) (including in Item 1A, “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation and the “Bank” refers to First Republic Bank.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures for contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for loan losses, credit risks, estimated loan lives, interest rate risk, contingencies and litigation. The Company bases its estimates on historical experience and other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Overview

Net income was $4,917,000 for the first quarter of 2007, compared with $4,332,000 for the first quarter of 2006. The increase was primarily due to an increase in interest income resulting from higher interest rates and operating expenses remain relatively stable. The ratio of earnings to fixed charges for the first quarter was 1.38x in 2007 and 1.22x in 2006. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the first quarter of 2007 compared with the same period in 2006 primarily due to higher loan and investment yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2007			2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$325,778	$4,864	5.97%	$327,064	$4,350	5.32%
Short-term investments	12,188	124	4.08	6,602	51	3.10

Total interest-earning assets	$337,966	$4,988	5.90%	$333,666	$4,401	5.28%

Interest income on Mortgage Loans increased $514,000, or 12%, in the first quarter of 2007 compared with the same period in 2006, and the average yield increased 65 basis points. Loan yields began to increase in the second half of 2004 as the Federal Reserve Bank began to raise the federal funds rate from 1.00% in June 2004 to 5.25% in March 2007. The weighted average coupon rate on Mortgage Loans was 6.09% at March 31, 2007, and 6.10% at December 31, 2006, an increase from 5.50% at March 31, 2006. In addition to interest rate increases, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”), which bear interest rates indexed to rates that rose over the period. See “Quantitative and Qualitative Disclosures about Market Risks.”

Interest income on Mortgage Loans is reduced for loan servicing fees that the Bank retains. The Bank charges an annual servicing fee of 25 basis points on the gross average outstanding principal balance of Mortgage Loans serviced. Loan servicing fees were $203,000 for the first quarter of 2007 and $195,000 for the same period in 2006.

Interest income on short-term investments increased in the first quarter of 2007, compared with the same period in 2006, due to higher interest rates and an increase in the average investment balance. The average yield on short-term investments increased to 4.08% in the first quarter of 2007, compared with 3.10% for the first quarter of 2006.

Operating Expense

Advisory fees payable to the Bank are for services that the Bank renders on the Company’s behalf pursuant to an advisory agreement. Advisory fees were $100,000 per annum for 2007 and 2006, or $25,000 per quarter.

General and administrative expenses were $46,000 for the first quarter of 2007 and $44,000 for the first quarter of 2006. These expenses consisted primarily of audit fees, exchange listing fees and other stockholder costs.

Financial Condition

Short-term Investments on Deposit with the Bank

At March 31, 2007 and December 31, 2006, short-term investments consisted entirely of a money market account held at the Bank.

Mortgage Loans

The loan portfolio at March 31, 2007 and December 31, 2006 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

The Company has purchased from the Bank single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At March 31, 2007, approximately $187.0 million of loans, or 65% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio at March 31, 2007 of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At March 31, 2007 and December 31, 2006, there were no nonaccrual loans, impaired loans, loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Three Months Ended March 31,		For the Year Ended December 31, 2006
	2007	2006
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$325,778,000	$327,064,000	$328,835,000
Total Mortgage Loans at end of period	$324,366,000	$330,157,000	$323,216,000
Ratio of allowance for loan losses to total loans	0.15%	0.15%	0.15%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at March 31, 2007 by major geographic location:

($ in thousands)	San Francisco	New York /New	Los Angeles	San Diego	Other California	Other	Las Vegas,	Total
	Bay Area	England	County	County	Areas		Nevada	Amount	%
Single family	$167,199	$34,235	$27,175	$9,956	$22,250	$26,280	$3,144	$290,239	89%
Multifamily	26,497	858	3,462	648	2,662	—	—	34,127	11

Total	$193,696	$35,093	$30,637	$10,604	$24,912	$26,280	$3,144	$324,366	100%

Percent by location	60%	11%	9%	3%	8%	8%	1%	100%

At March 31, 2007, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 53%, based upon the appraised values of the properties at the time the loans were originated.

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds from principal repayments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

I tem 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.38x for the first quarter of 2007, compared with 1.22x for the first quarter of 2006 and 1.30x for the year 2006.

Since mid-2004, interest rates have moved up from 40-year historical lows. The yield on total interest-earning assets rose to 5.90% for the first quarter of 2007, compared with 5.28% for the first quarter of 2006. The increase in the yield was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at March 31, 2007 changed over the past year as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 76% of Mortgage Loans at March 31, 2007 from 64% at March 31, 2006, and the weighted average coupon rate for ARMs increased more rapidly over the past year than the weighted average coupon rate for intermediate fixed or fixed rate loans, largely due to the inverted yield curve. The weighted average coupon rate at March 31, 2007 for ARMs increased 70 basis points from a year ago, compared with a 10 basis point increase in the weighted average coupon rate for intermediate fixed rate loans and a 2 basis point increase for fixed loans. The weighted average remaining maturity of Mortgage Loans was 23.1 years at March 31, 2007 and 23.6 years at March 31, 2006.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 6.27% at March 31, 2007, up 70 basis points from 5.57% at March 31, 2006 due to the rise in short-term rates. The increase in the yield on ARM loans was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At March 31, 2007, ARM loans indexed to COFI were 78% of total ARMs and 59% of Mortgage Loans, compared with 82% of total ARMs and 52% of Mortgage Loans at March 31, 2006.

For intermediate fixed and fixed rate loans, the balance outstanding at March 31, 2007 was $75.7 million, or 24% of total Mortgage Loans, down from $120.0 million at March 31, 2006, or 36% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.32% at March 31, 2007 and 5.22% at March 31, 2006. The weighted average coupon rate for fixed rate loans was 5.68% at March 31, 2007 and 5.66% at March 31, 2006. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at March 31, 2007 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$192,777	6.36%	1	59%
CMT	35,052	6.23	8	11
LIBOR	20,796	5.49	8	6

Total ARMs	248,625	6.27	3	76

Intermediate fixed:
12 months to 36 months	15,284	5.24	23	5
37 months to 60 months	12,681	5.42	40	4
Greater than 60 months	6,799	5.32	78	2

Total intermediate fixed	34,764	5.32	40	11

Total adjustable rate loans	283,389	6.15	7	87
Fixed rate loans	40,977	5.68		13

Total loans	$324,366	6.09%		100%

(1)	Weighted average coupon rate.
(2)	Net of servicing fees retained by the Bank.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 31, 2007:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$14,539	$—	$—	$—	$—	$—	$14,539
Loans, net	221,691	44,397	33,190	17,037	7,570	—	323,885
Other assets	—	—	—	—	—	1,718	1,718

Total assets	$236,230	$44,397	$33,190	$17,037	$7,570	$1,718	$340,142

Other liabilities	$—	$—	$—	$—	$—	$1,666	$1,666
Stockholders’ equity	—	—	—	—	—	338,476	338,476

Total liabilities and equity	$—	$—	$—	$—	$—	$340,142	$340,142

Repricing gap — positive (negative)	$236,230	$44,397	$33,190	$17,037	$7,570	$(338,424)

Cumulative repricing gap:
Dollar amount	$236,230	$280,627	$313,817	$330,854	$338,424

Percent of total assets	69.5%	82.5%	92.3%	97.3%	99.5%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of March 31, 2007, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 1A.	Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these factors are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Any factor described in the Company’s 2006 Form 10-K or in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition. There are factors not described in the Company’s 2006 Form 10-K or in this report that could cause results to differ from the Company’s expectations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 11, 2007	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.