Form 10-Q
period 2007-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2007-08-02
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 24, 2007 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three and six months ended June 30, 2007 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of First Republic Bank)

BALANCE SHEET

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$35,472,000	$12,813,000

Single family mortgage loans	269,631,000	288,725,000
Multifamily mortgage loans	33,724,000	34,491,000

Total mortgage loans	303,355,000	323,216,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	302,874,000	322,735,000

Accrued interest receivable	1,550,000	1,683,000
Prepaid expenses and other assets	20,000	2,000

Total Assets	$339,916,000	$337,233,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to First Republic Bank (Note 3)	$25,000	$25,000
Other payables	45,000	86,000

Total liabilities	70,000	111,000

Stockholders’ equity (Notes 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding at December 31, 2006	—	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 and 29,352,873 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	305,000	294,000
Additional paid-in capital	180,017,000	173,028,000
Retained earnings (dividends in excess of retained earnings)	2,524,000	(200,000)

Total stockholders’ equity	339,846,000	337,122,000

Total Liabilities and Stockholders’ Equity	$339,916,000	$337,233,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of First Republic Bank)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest on loans	$4,659,000	$4,472,000	$9,523,000	$8,822,000
Interest on short-term investments on deposit with First Republic Bank	280,000	65,000	404,000	116,000

Total interest income	4,939,000	4,537,000	9,927,000	8,938,000

Other income	58,000	—	58,000	—

Operating expense:
Advisory fees payable to First Republic Bank (Note 3)	25,000	25,000	50,000	50,000
General and administrative	61,000	46,000	107,000	90,000

Total operating expense	86,000	71,000	157,000	140,000

Net income	4,911,000	4,466,000	9,828,000	8,798,000

Dividends on preferred stock (Note 6)	3,541,000	3,563,000	7,104,000	7,126,000

Net income available to common stockholders	$1,370,000	$903,000	$2,724,000	$1,672,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of First Republic Bank)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	8,798,000	8,798,000
Dividends paid on preferred stock	—	—	—	(7,126,000)	(7,126,000)

Balance as of June 30, 2006	$164,000,000	$294,000	$168,824,000	$1,472,000	$334,590,000

Balance as of January 1, 2007	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic Bank	(7,000,000)	—	—	—	(7,000,000)
Issuance of 1,185,484 shares of common stock to First Republic Bank	—	11,000	6,989,000	—	7,000,000
Net income	—	—	—	9,828,000	9,828,000
Dividends paid on preferred stock	—	—	—	(7,104,000)	(7,104,000)

Balance as of June 30, 2007	$157,000,000	$305,000	$180,017,000	$2,524,000	$339,846,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of First Republic Bank)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$9,828,000	$8,798,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	108,000	152,000
Decrease (increase) in accrued interest receivable	133,000	(157,000)
Increase in prepaid expenses and other assets	(18,000)	(13,000)
Decrease in other payables	(41,000)	(6,000)

Net cash provided by operating activities	10,010,000	8,774,000

Investing activities:
Loans acquired from First Republic Bank	(22,693,000)	(52,193,000)
Principal payments on loans	42,446,000	39,736,000

Net cash provided by (used for) investing activities	19,753,000	(12,457,000)

Financing activities:
Dividends paid on preferred stock	(7,104,000)	(7,126,000)

Net cash used for financing activities	(7,104,000)	(7,126,000)

Increase (decrease) in cash and cash equivalents	22,659,000	(10,809,000)
Cash and cash equivalents at beginning of year	12,813,000	17,250,000

Cash and cash equivalents at end of period	$35,472,000	$6,441,000

Supplemental schedule of noncash financing activities:
Conversion of Series C preferred stock into common shares of First Republic Bank	$7,000,000	$—

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of First Republic Bank)

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

At June 30, 2007, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock. Earnings per share data are not presented, as the Company’s common stock is not publicly traded.

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

Recent Development

On January 29, 2007, the Bank announced that it had entered into a definitive agreement with Merrill Lynch & Co. Inc. (“Merrill Lynch”) pursuant to which Merrill Lynch agreed to acquire all of the Bank’s outstanding shares of common stock in exchange for cash or stock valued at $55.00 per share, for a total consideration of approximately $1.8 billion. The transaction has been approved by the Bank’s stockholders and is expected to close during the third quarter of 2007, pending necessary regulatory approvals. At the present time, Merrill Lynch and the Bank expect that the Company will become a subsidiary of Merrill Lynch Bank & Trust, FSB and that there will be no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock as a result of this proposed transaction.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with the Bank. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six months ended June 30, 2007 or 2006.

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

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from the Bank, loan servicing fees paid to the Bank and advisory fees paid to the Bank. The following table presents the Company’s related party transactions for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Mortgage Loans acquired from the Bank:
Principal	$—	$23,965,000	$22,666,000	$52,035,000
Premium	—	28,000	27,000	158,000

Total Mortgage Loans acquired	$—	$23,993,000	$22,693,000	$52,193,000

Loan servicing fee expense	$196,000	$205,000	$399,000	$400,000
Advisory fee expense	$25,000	$25,000	$50,000	$50,000

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

The Company pays advisory fees to the Bank under an advisory agreement pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2007 and 2006, payable in equal quarterly installments. The Company had advisory fees payable to the Bank of $25,000 at June 30, 2007 and at December 31, 2006.

At June 30, 2007 and at December 31, 2006, the Bank owned 25,410 shares of the Company’s Series A preferred stock, with a liquidation preference value of $25.4 million. The Bank did not purchase any shares of the Company’s Series A preferred stock in the first six months of 2007 or in all of 2006.

Note 4. Preferred Stock

At June 30, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, of which 4,135,000 shares were outstanding. The following table presents issued and outstanding preferred shares by series at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B — 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C — 10,000 shares authorized, 7,000 issued and outstanding at December 31, 2006	—	7,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$157,000,000	$164,000,000

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

In June 2001, the Company issued 7,000 Series C Preferred Shares. The Company’s proceeds from this issuance were $7 million; the Bank paid all expenses of the offering, including underwriting commissions and discounts. In June 2007, the holder of the Series C Preferred Shares elected to exercise the right to convert all of the shares into common stock of the Bank at a price of $20.38 per share. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Shares. To effect the conversion, the Company issued 1,185,484 shares of its common stock to the Bank, and the Bank issued 343,530 shares of its common stock to the holder of the Company’s Series C Preferred Shares. In addition to receiving shares of the Bank’s common stock, the holder received cash in lieu of any fractional shares and a cash payment from the Company equal to the amount of accrued and unpaid dividends on the Series C Preferred Shares. The former holder of the Series C Preferred Shares will have no further rights arising out of the ownership of such shares. The Company reduced its preferred stock balance by the amount of the carrying value of the Series C Preferred Shares and increased common stock and additional paid-in capital. No gain or loss was recognized with respect to the conversion.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred shares, in whole (but not in part). The liquidation preference for the Series A Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for each of the Series B Preferred Shares and the Series D Preferred Shares is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

The Company’s preferred shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights.

Note 5. Common Stock

At June 30, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding. In the six-month period ended June 30, 2007, the Company issued 1,185,484 shares of common stock to the Bank in connection with the conversion of the Company’s Series C Preferred Shares. The Company issued no common stock shares in 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of the Bank. The Company repurchased 80 shares of common stock in the first six months of 2007 and 320 shares during the same period in 2006. As of June 30, 2007, all individuals had accepted the offer of $2.50 per share, or $200 for each owner, and there were no shares held by the Bank’s employees.

The holders of the Company’s common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company has paid for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Series A Preferred Shares	$1,443,000	$1,443,000	$2,887,000	$2,887,000
Series B Preferred Shares	932,000	932,000	1,864,000	1,864,000
Series C Preferred Shares	78,000	100,000	178,000	200,000
Series D Preferred Shares	1,088,000	1,088,000	2,175,000	2,175,000

Total	$3,541,000	$3,563,000	$7,104,000	$7,126,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the six months ended June 30, 2007 or 2006.

Note 7. Concentration of Credit Risk

At June 30, 2007, approximately 80% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition—Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

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

Results of Operations

Overview

Net income was $4,911,000 and $9,828,000 for the three and six months ended June 30, 2007, compared with $4,466,000 and $8,798,000 for the same periods in 2006. The increase was primarily due to an increase in interest income resulting from higher interest rates and operating expenses remaining relatively stable. The ratio of earnings to fixed charges was 1.39x and 1.38x for the three and six months ended June 30, 2007 and 1.25x and 1.23x for the same periods in 2006. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to higher loan and investment yields. The average balances for loans during the first six months of 2007 dropped as funds from principal and interest payments were reinvested in short-term investments. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$314,350	$4,659	5.92%	$328,898	$4,472	5.43%
Short-term investments	26,408	280	4.20	7,013	65	3.66

Total interest-earning assets	$340,758	$4,939	5.79%	$335,911	$4,537	5.40%

	Six Months Ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$320,033	$9,523	5.95%	$327,986	$8,822	5.38%
Short-term investments	19,338	404	4.16	6,808	116	3.39

Total interest-earning assets	$339,371	$9,927	5.85%	$334,794	$8,938	5.34%

Interest income on Mortgage Loans increased $187,000, or 4%, in the second quarter of 2007 compared with the same period in 2006, and the average yield increased 49 basis points. For the first six months of 2007, interest income on Mortgage Loans increased $701,000, or 8%, compared with the same period in 2006, and the average yield increased 57 basis points. The increase in interest income was due to a change in the portfolio mix from intermediate fixed and fixed rate loans to higher-yielding adjustable rate mortgage loans (“ARMs”). The weighted average coupon rate for both total ARMs and total Mortgage Loans increased 38 basis points during the past twelve months. See “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income on Mortgage Loans is reduced for loan servicing fees that the Bank retains. The Bank charges an annual servicing fee of 25 basis points on the gross average outstanding principal balance of Mortgage Loans serviced. Loan servicing fees were $196,000 and $399,000 for the three and six months ended June 30, 2007 and $205,000 and $400,000 for the same periods in 2006.

Interest income on short-term investments increased in the three and six months ended June 30, 2007, compared with the same periods in 2006, due to an increase in the average investment balance and higher interest rates. The average yields on short-term investments for the three and six months ended June 30, 2007 increased 54 basis points and 77 basis points, respectively, compared with the same periods in 2006.

Other Income

The Company recognized other income of $58,000 during the second quarter of 2007 due to a reversal of an accrued payable that the Company recognized in prior periods but is no longer obligated to pay.

Operating Expense

Advisory fees payable to the Bank are for services that the Bank renders on the Company’s behalf pursuant to an advisory agreement. Advisory fees were $100,000 per annum for 2007 and 2006, or $25,000 per quarter.

General and administrative expenses were $61,000 and $107,000 for the three and six months ended June 30, 2007, compared with $46,000 and $90,000 for the same periods in 2006. These expenses consisted primarily of audit fees, legal fees, exchange listing fees and other stockholder costs.

Financial Condition

Short-term Investments on Deposit with the Bank

At June 30, 2007 and December 31, 2006, short-term investments consisted entirely of a money market account held at the Bank.

Mortgage Loans

The loan portfolio at June 30, 2007 and December 31, 2006 consisted of both single family and multifamily mortgage loans acquired from the Bank. The Company anticipates that in the future it will continue to acquire all of its loans from the Bank.

The Company has purchased from the Bank single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At June 30, 2007, approximately $171.2 million of loans, or 64% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio at June 30, 2007 of approximately 53%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At June 30, 2007 and December 31, 2006, there were no nonaccrual loans, impaired loans, loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Six Months Ended June 30,		For the Year Ended December 31, 2006
	2007	2006
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$320,033,000	$327,986,000	$328,835,000
Total Mortgage Loans at end of period	$303,355,000	$327,084,000	$323,216,000
Ratio of allowance for loan losses to total loans	0.16%	0.15%	0.15%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at June 30, 2007 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York /New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$152,988	$33,220	$25,299	$9,436	$21,715	$25,138	$1,835	$269,631	89%
Multifamily	26,097	860	3,458	648	2,661	—	—	33,724	11

Total	$179,085	$34,080	$28,757	$10,084	$24,376	$25,138	$1,835	$303,355	100%

Percent by location	59%	11%	10%	3%	8%	8%	1%	100%

At June 30, 2007, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 52%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.39x for the second quarter of 2007, compared with 1.25x for the second quarter of 2006 and 1.30x for the year 2006.

Since mid-2004, interest rates have moved up from 40-year historical lows. The yield on total interest-earning assets rose to 5.79% for the second quarter of 2007, compared with 5.40% for the second quarter of 2006. The increase in the yield was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at June 30, 2007 changed over the past year as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 77% of Mortgage Loans at June 30, 2007 from 63% at June 30, 2006, and the weighted average coupon rate for ARMs increased more rapidly over the past year than the weighted average coupon rate for intermediate fixed or fixed rate loans, largely due to the inverted yield curve. The weighted average coupon rate at June 30, 2007 for ARMs increased 38 basis points from a year ago, compared with an increase of 9 basis points for intermediate fixed rate loans and no change in the weighted average coupon rate for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 22.8 years at June 30, 2007 and 23.3 years at June 30, 2006.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 6.16% at June 30, 2007, up 38 basis points from 5.78% at June 30, 2006 due to the rise in short-term rates. The increase in the yield on ARM loans was mitigated by a significant volume of ARM loans indexed to COFI, which is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At June 30, 2007, ARM loans indexed to COFI were 76% of total ARMs and 58% of Mortgage Loans, compared with 85% of total ARMs and 54% of Mortgage Loans at June 30, 2006.

For intermediate fixed and fixed rate loans, the balance outstanding at June 30, 2007 was $70.9 million, or 23% of total Mortgage Loans, down from $119.2 million at June 30, 2006, or 37% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.33% at June 30, 2007 and 5.24% at June 30, 2006. The weighted average coupon rate for fixed rate loans was 5.68% at June 30, 2007 and at June 30, 2006. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at June 30, 2007 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$177,226	6.25%	1	58%
CMT	32,466	6.21	6	11
LIBOR	22,714	5.39	6	8

Total ARMs	232,406	6.16	2	77

Intermediate fixed:
12 months to 36 months	15,803	5.10	27	5
37 months to 60 months	7,810	5.82	50	3
Greater than 60 months	6,787	5.32	75	2

Total intermediate fixed	30,400	5.33	44	10

Total adjustable rate loans	262,806	6.07	7	87

Fixed rate loans	40,549	5.68		13

Total loans	$303,355	6.02%		100%

(1)	Weighted average coupon rate.
(2)	Net of servicing fees retained by the Bank.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2007:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$35,472	$—	$—	$—	$—	$—	$35,472
Loans, net	218,751	30,100	32,537	14,830	6,656	—	302,874
Other assets	—	—	—	—	—	1,570	1,570

Total assets	254,223	30,100	32,537	14,830	6,656	1,570	$339,916

Other liabilities	—	—	—	—	—	70	$70
Stockholders’ equity	—	—	—	—	—	339,846	339,846

Total liabilities and equity	—	—	—	—	—	339,916	$339,916

Repricing gap — positive (negative)	$254,223	$30,100	$32,537	$14,830	$6,656	$(338,346)

Cumulative repricing gap:
Dollar amount	$254,223	$284,323	$316,860	$331,690	$338,346

Percent of total assets	74.8%	83.6%	93.2%	97.6%	99.5%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2007, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: August 2, 2007	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: August 2, 2007	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.