Form 10-Q
period 2007-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2007-11-14
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 6, 2007 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three and nine months ended September 30, 2007 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. (See Note 1 and Note 2 for discussions of a business combination with Merrill Lynch & Co. in September 2007.)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEET

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and short-term investments on deposit with First Republic Bank	$53,781,000	$12,813,000

Single family mortgage loans	245,604,000	288,725,000
Multifamily mortgage loans	29,781,000	34,491,000

Total mortgage loans	275,385,000	323,216,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	274,904,000	322,735,000

Accrued interest receivable	1,509,000	1,683,000
Prepaid expenses	10,000	2,000

Total Assets	$330,204,000	$337,233,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,444,000	$—
Payable to First Republic Bank (Note 4)	25,000	25,000
Other payables	53,000	86,000

Total liabilities	1,522,000	111,000

Stockholders’ equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding	42,000,000	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding at December 31, 2006	—	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 and 29,352,873 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	305,000	294,000
Additional paid-in capital	167,556,000	173,028,000
Retained earnings (dividends in excess of retained earnings)	3,821,000	(200,000)

Total stockholders’ equity	328,682,000	337,122,000

Total Liabilities and Stockholders’ Equity	$330,204,000	$337,233,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest on loans	$4,329,000	$4,706,000	$13,852,000	$13,528,000
Interest on short-term investments on deposit with First Republic Bank	516,000	70,000	920,000	186,000

Total interest income	4,845,000	4,776,000	14,772,000	13,714,000

Other income	—	—	58,000	—

Operating expense:
Advisory fees payable to First Republic Bank (Note 4)	25,000	25,000	75,000	75,000
General and administrative	59,000	42,000	166,000	132,000

Total operating expense	84,000	67,000	241,000	207,000

Net income	4,761,000	4,709,000	14,589,000	13,507,000

Dividends on preferred stock (Note 7)	3,464,000	3,563,000	10,568,000	10,689,000

Net income available to common stockholders	$1,297,000	$1,146,000	$4,021,000	$2,818,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of January 1, 2006	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	13,507,000	13,507,000
Dividends paid on preferred stock	—	—	—	(10,689,000)	(10,689,000)

Balance as of September 30, 2006	$164,000,000	$294,000	$168,824,000	$2,618,000	$335,736,000

Balance as of January 1, 2007	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic Bank	(7,000,000)	—	—	—	(7,000,000)
Issuance of 1,185,484 shares of common stock to First Republic Bank	—	11,000	6,989,000	—	7,000,000
Push down accounting adjustment (Note 2)	—	—	(12,461,000)	—	(12,461,000)
Net income	—	—	—	14,589,000	14,589,000
Dividends paid on preferred stock	—	—	—	(10,568,000)	(10,568,000)

Balance as of September 30, 2007	$157,000,000	$305,000	$167,556,000	$3,821,000	$328,682,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$14,589,000	$13,507,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on loans	144,000	189,000
Decrease (increase) in accrued interest receivable	174,000	(177,000)
Increase in prepaid expenses	(8,000)	(6,000)
Increase in payable to First Republic Bank	—	25,000
Decrease in other payables	(33,000)	(11,000)

Net cash provided by operating activities	14,866,000	13,527,000

Investing activities:
Loans acquired from First Republic Bank	(22,693,000)	(63,416,000)
Principal payments on loans	57,919,000	54,131,000

Net cash provided by (used for) investing activities	35,226,000	(9,285,000)

Financing activities:
Dividends paid on preferred stock	(9,124,000)	(9,146,000)

Net cash used for financing activities	(9,124,000)	(9,146,000)

Increase (decrease) in cash and cash equivalents	40,968,000	(4,904,000)
Cash and cash equivalents at beginning of year	12,813,000	17,250,000

Cash and cash equivalents at end of period	$53,781,000	$12,346,000

Supplemental disclosure of cash flow information:
Preferred stock dividends payable	$1,444,000	$1,543,000
Supplemental schedule of noncash financing activities:
Conversion of Series C preferred stock into common shares of First Republic Bank	$7,000,000	$—

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (“First Republic”) in April 1999 for the purpose of raising capital. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

On September 21, 2007, Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”) acquired all of First Republic’s outstanding shares of common stock. First Republic, which owned 100% of the Company’s outstanding common shares, merged with and into Merrill Lynch Bank & Trust Co., FSB, a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Upon completion of the merger, First Republic became a division of Merrill Lynch Bank & Trust Co., FSB. On the same date, Merrill Lynch Bank & Trust Co., FSB (hereinafter referred to as the “Bank”) became the controlling shareholder and owner of 100% of the Company’s outstanding common shares. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock (other than the changes discussed in Note 5) as a result of the merger.

The acquisition of First Republic was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The preliminary estimate of the portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values, the same basis as in consolidation with the Bank. Both the allocation of the purchase price of First Republic to the Company and the allocation of such amount to the Company’s individual assets and liabilities (the “push down accounting adjustments”) are preliminary and is expected to be completed during the fourth quarter of 2007. (See Note 2 — “Purchase Accounting.”)

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

Note 2. Purchase Accounting

The Company has prepared a preliminary allocation of the purchase price of First Republic. As a result, fair value adjustments have been pushed down to the Company’s assets and liabilities resulting in an adjustment to Mortgage Loans based on their estimated fair values, the same basis as in consolidation with the Bank. The following table presents the push down accounting adjustments to recognize assets and liabilities at their estimated fair values as of the acquisition date; the offset was recognized in additional paid-in capital:

	Carrying Value As of September 21, 2007	Push Down Accounting Adjustments	Estimated Fair Value As of September 21, 2007
Assets
Single family mortgage loans	$257,377,000	$(11,773,000)	$245,604,000
Multifamily mortgage loans	30,469,000	(688,000)	29,781,000

Total mortgage loans	$287,846,000	$(12,461,000)	$275,385,000

Liabilities and Stockholder’s Equity
Additional paid-in capital	$180,017,000	$(12,461,000)	$167,556,000

Management estimates the fair value of assets and liabilities to be equal to their carrying values with the exception of Mortgage Loans. The fair value of the Company’s Mortgage Loans was estimated by management of the Company and First Republic based upon prevailing market conditions and interest rates as of September 21, 2007. The reduction to the carrying value of the loans will be accounted for as a loan purchase discount and accreted into interest income over the life of the related loans. The discount accretion for the period from the acquisition date through September 30, 2007 was not material to the Company’s net income for the three and nine months ended September 30, 2007. The push down accounting adjustments did not impact cash flows. The Company expects to finalize the push down accounting adjustments in the fourth quarter of 2007, and additional adjustments may be required.

Note 3. Summary of Significant Accounting Policies

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

Mortgage Loans

The Company has purchased Mortgage Loans from First Republic at First Republic’s carrying amount, which generally has approximated the fair value of the loans purchased. If a significant difference were to exist between First Republic’s carrying amount and the fair value of loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank.

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with SFAS No. 141, “Business Combinations,” Mortgage Loans were revalued to reflect the estimated fair value as of the merger date.

Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using methods that approximate the interest method. The unaccreted discount or unamortized premium on a loan sold or paid in full is recognized in income at the time of sale or payoff.

The Company recognizes interest income, net of servicing fees paid to First Republic, in the month earned. The Company places a loan on nonaccrual status, and interest income is not recorded on the loan, when the loan becomes more than 90 days delinquent, except for a single family loan that is well secured and in the process of collection, or at such earlier times as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, interest income may be recorded when cash is received if the Company’s recorded investment in such loan is deemed collectible. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell such real estate. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments on deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine months ended September 30, 2007 or 2006.

Earnings per Share

At September 30, 2007, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock. Earnings per share data are not presented, as the Company’s common stock is not publicly traded.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands quantitative and qualitative disclosures. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, with limited retrospective application for certain financial instruments. Merrill Lynch & Co. early adopted the provisions of SFAS No. 157 in the first quarter of 2007. As a result of the acquisition by Merrill Lynch & Co., the Company was required to adopt SFAS No. 157 in the third quarter of 2007. However, the Company has no assets or liabilities that are measured at fair value under applicable accounting pronouncements. The Company’s assets or liabilities that will be adjusted to their estimated fair values as a result of the acquisition are not included in the scope of the disclosure requirements under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115.” SFAS No. 159 allows an entity to elect to measure certain financial assets and liabilities at fair value upon initial recognition or upon occurrence of an event that results in a new basis of accounting. The fair value election, if made, shall be applied on an instrument by instrument basis and is irrevocable. Upon adoption of SFAS No. 159, a cumulative effect adjustment to the opening balance of retained earnings would be made to record existing assets or liabilities at fair value. At each subsequent reporting date, changes in the fair value of those assets and liabilities would be recognized in earnings. SFAS No. 159 does not affect existing guidance for fair value measurement and does not eliminate existing disclosure requirements relating to fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. Merrill Lynch & Co. early adopted the provisions of SFAS No. 159. As a result of the acquisition by Merrill Lynch & Co., the Company was required to adopt SFAS No. 159 in the third quarter of 2007. However, the Company did not elect the fair value option for any of its financial assets and liabilities.

Note 4. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Mortgage Loans acquired from First Republic:
Principal	$—	$11,162,000	$22,666,000	$63,197,000
Premium	—	61,000	27,000	219,000

Total Mortgage Loans acquired	$—	$11,223,000	$22,693,000	$63,416,000

Loan servicing fee expense	$180,000	$202,000	$579,000	$602,000
Advisory fee expense	$25,000	$25,000	$75,000	$75,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of Mortgage Loans.

First Republic retains loan servicing fees on the Company’s Mortgage Loans under a loan purchase and servicing agreement pursuant to which First Republic performs, among other things, servicing of loans held by the Company in accordance with normal industry practice. In its capacity as servicer, First Republic receives Mortgage Loan payments on behalf of the Company and holds the payments in custodial accounts at First Republic. The loan purchase and servicing agreement is renewable on an annual basis. Pursuant to the agreement, First Republic charges an annual servicing fee of 0.25% of the gross average outstanding principal balances of Mortgage Loans that First Republic services. The Company records these loan servicing fees as a reduction of interest income.

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2007 and 2006, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at September 30, 2007 and at December 31, 2006.

At September 30, 2007, the Bank owned 25,410 shares of the Company’s Series A preferred stock, with a liquidation preference value of $25.4 million. As of December 31, 2006, these shares were owned by First Republic. Neither First Republic nor the Bank purchased any shares of the Company’s Series A preferred stock in the first nine months of 2007 or in all of 2006.

Note 5. Preferred Stock

At September 30, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, of which 4,135,000 shares were outstanding. The following table presents issued and outstanding preferred shares by series at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B — 1,840,000 shares authorized, 1,680,000 issued and outstanding	42,000,000	42,000,000
Series C — 10,000 shares authorized, 7,000 issued and outstanding at December 31, 2006	—	7,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$157,000,000	$164,000,000

In June 1999, the Company issued 55,000 Series A Preferred Shares. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum, or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2001, the Company issued 7,000 Series C Preferred Shares. The Company’s proceeds from this issuance were $7 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. In June 2007, the holder of the Series C Preferred Shares elected to exercise the right to convert all of the shares into common stock of First Republic at a price of $20.38 per share. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Shares. To effect the conversion, the Company issued 1,185,484 shares of its common stock to First Republic, and First Republic issued 343,530 shares of its common stock to the holder of the Company’s Series C Preferred Shares. In addition to receiving shares of First Republic’s common stock, the holder received cash in lieu of any fractional shares and a cash payment from the Company equal to the amount of accrued and unpaid dividends on the Series C Preferred Shares. The former holder of the Series C Preferred Shares has no further rights arising out of the ownership of such shares. The Company reduced its preferred stock balance by the amount of the carrying value of the Series C Preferred Shares and increased common stock and additional paid-in capital. No gain or loss was recognized with respect to the conversion.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. The Company’s proceeds from this issuance were $42 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series B Preferred Shares are redeemable on or after December 30, 2006. Holders of the Series B Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 8.875% per annum, or $2.21875 per annum per share. Dividends on the Series B Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

On October 17, 2007, the Company called for redemption on November 19, 2007 (“Redemption Date”) of the Series B Preferred Shares at a total redemption price of $42.5 million, which represents $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $0.296 per share of all the issued and outstanding Series B Preferred Shares.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

On September 21, 2007, the Certificate of Designations for the Series A Preferred Shares, Series B Preferred Shares and Series D Preferred Shares were amended to provide that these series of preferred shares will be exchangeable into preferred shares of the Bank, rather than preferred shares of First Republic, upon the occurrence of certain events. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights. The exchange rate for the Series A Preferred Shares is 1:1. The exchange rate for each of the Series B Preferred Shares and Series D Preferred Shares is 1:1/40. See also “Part II – Item 5” herein for additional information.

Note 6. Common Stock

At September 30, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Shares. The Company issued no common stock shares in 2006. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of First Republic. The Company repurchased 80 shares of common stock in the first nine months of 2007 and 320 shares during the same period in 2006. As of September 30, 2007, all individuals had accepted the offer of $2.50 per share, or $200 for each owner, and there were no shares held by First Republic’s employees.

The holders of the Company’s common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 7. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company has paid for the three and nine months ended September 30, 2007 and 2006. The dividends on the Series B and Series D Preferred Shares were paid during the quarter. The Company accrued the dividends on the Series A Preferred Shares and expects to pay these dividends on December 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Series A Preferred Shares	$1,444,000	$1,444,000	$4,331,000	$4,331,000
Series B Preferred Shares	932,000	932,000	2,796,000	2,796,000
Series C Preferred Shares	—	99,000	178,000	299,000
Series D Preferred Shares	1,088,000	1,088,000	3,263,000	3,263,000

Total	$3,464,000	$3,563,000	$10,568,000	$10,689,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the nine months ended September 30, 2007 or 2006.

Note 8. Concentration of Credit Risk

Mortgage Loans secured by real estate properties located primarily in California were approximately 80% of Mortgage Loans at September 30, 2007 and 79% at December 31, 2006. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this quarterly report.

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

Forward-looking statements often include words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or financial condition or state other forward-looking information. With respect to the business combination with Merrill Lynch & Co. described elsewhere in this report, forward-looking statements may include, for example, statements about management’s expectations. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other filings of the Company with the Securities and Exchange Commission (“SEC”) (including in Item 1A, “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation and “First Republic” refers to First Republic Bank.

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

The Company considers accounting for the allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. The Company estimates credit losses resulting from the inability of borrowers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing Mortgage Loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse affect on the Company’s financial condition and results of operations.

Results of Operations

Overview

Net income was $4,761,000 for the third quarter of 2007, a slight increase compared with $4,709,000 for the same period a year ago primarily due to higher interest income. For the nine months ended September 30, net income was $14,589,000 in 2007, an 8% increase compared with $13,507,000 in 2006. The increase was primarily due to an increase in interest income resulting from higher interest rates and a relatively stable level of operating expenses. The ratio of earnings to fixed charges was 1.37x and 1.38x for the three and nine months ended September 30, 2007 and 1.32x and 1.26x for the same periods in 2006. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily due to higher interest rates. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$293,630	$4,329	5.88%	$328,624	$4,706	5.71%
Short-term investments	46,990	516	4.29	6,711	70	4.05

Total interest-earning assets	$340,620	$4,845	5.66%	$335,335	$4,776	5.68%

	Nine Months Ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$311,135	$13,852	5.93%	$328,201	$13,528	5.49%
Short-term investments	28,656	920	4.23	6,776	186	3.61

Total interest-earning assets	$339,791	$14,772	5.79%	$334,977	$13,714	5.45%

Interest income on Mortgage Loans decreased $377,000, or 8%, in the third quarter of 2007 compared with the same period in 2006 and the average balance decreased 11%, while the average yield increased 17 basis points. The decreases in interest income and the average balance were due to a change in placing proceeds from principal repayments on Mortgage Loans into lower-rate short-term investments, instead of purchasing additional mortgage loans, in order to provide funding for the redemption of the Company’s Series B Preferred Shares in November 2007. For the first nine months of 2007, interest income on Mortgage Loans increased $324,000, or 2%, compared with the same period in 2006, and the average yield increased 44 basis points, primarily due to higher interest rates, offset by lower average balances as principal repayments were reinvested in lower-rate short-term investments. During the past twelve months, the weighted average coupon rate for total adjustable rate mortgages (“ARMS”) decreased 3 basis points and the weighted average coupon rate for total Mortgage Loans increased 9 basis points. See “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income on Mortgage Loans is reduced for loan servicing fees that First Republic retains. First Republic charges an annual servicing fee of 25 basis points on the gross average outstanding principal balance of Mortgage Loans serviced. Loan servicing fees were $180,000 and $579,000 for the three and nine months ended September 30, 2007 and $202,000 and $602,000 for the same periods in 2006.

Interest income on short-term investments increased in the three and nine months ended September 30, 2007, compared with the same periods in 2006, due to an increase in the average investment balance and higher interest rates. The average yields on short-term investments for the three and nine months ended September 30, 2007 increased 24 basis points and 62 basis points, respectively, compared with the same periods in 2006.

Other Income

The Company recognized other income of $58,000 during the first nine months of 2007 due to a reversal of an accrued payable that the Company recognized in prior periods but is no longer obligated to pay.

Operating Expense

Advisory fees payable to First Republic are for services that First Republic renders on the Company’s behalf pursuant to an advisory agreement. Advisory fees were $100,000 per annum for 2007 and 2006, or $25,000 per quarter.

General and administrative expenses were $59,000 and $166,000 for the three and nine months ended September 30, 2007, compared with $42,000 and $132,000 for the same periods in 2006. These expenses consisted primarily of audit fees, legal fees, exchange listing fees and other stockholder costs.

Financial Condition

Short-term Investments on Deposit with First Republic

At September 30, 2007 and December 31, 2006, short-term investments consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at September 30, 2007 and December 31, 2006 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At September 30, 2007, approximately $155.6 million of loans, or 63% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average loan-to-value (“LTV”) ratio at September 30, 2007 of approximately 52%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At September 30, 2007 and December 31, 2006, there were no nonaccrual loans, impaired loans, loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$311,135,000	$328,201,000	$328,835,000
Total Mortgage Loans at end of period	$275,385,000	$323,875,000	$323,216,000
Ratio of allowance for loan losses to total loans	0.17%	0.15%	0.15%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at September 30, 2007 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York /New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total Loans	Push Down Acctg. Adj.	Estimated Fair Value
										Amount	%
Single family	$146,474	$32,505	$25,144	$8,403	$20,671	$22,350	$1,830	$257,377	$(11,773)	$245,604	89%
Multifamily	22,890	858	3,433	643	2,645	—	—	30,469	(688)	29,781	11

Total	$169,364	$33,363	$28,577	$9,046	$23,316	$22,350	$1,830	$287,846	$(12,461)	$275,385	100%

Percent of Total Loans by location	59%	11%	10%	3%	8%	8%	1%	100%

At September 30, 2007, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 51%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.37x for the third quarter of 2007, compared with 1.32x for the third quarter of 2006 and 1.30x for the year 2006.

Since mid-2004, interest rates have moved up from 40-year historical lows. The yield on total interest-earning assets decreased to 5.66% for the third quarter of 2007, compared with 5.68% for the third quarter of 2006. The decrease in the yield was due to a change in the portfolio mix to lower-rate short term investments in order to provide funding for the Company’s redemption of the Series B Preferred Shares in November 2007. Average loan balances in the third quarter of 2007 dropped to 86% of average interest earning assets from 98% in the same period a year ago as average short-term investment balances increased to 8% from 2% a year ago.

The loan portfolio mix at September 30, 2007 changed over the past year as the level of higher-rate ARMs increased, the level of intermediate fixed rate loans decreased and the level of fixed rate loans remained relatively stable. ARMs grew to 77% of Mortgage Loans at September 30, 2007 from 66% at September 30, 2006 as the yield on longer-term fixed rate loans declined; however, the weighted average coupon rate of 6.18% was slightly lower compared with 6.21%. For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The decrease in the yield on ARM loans was mitigated by a significant volume of ARM loans indexed to COFI, which is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At September 30, 2007, ARM loans indexed to COFI were 76% of total ARMs and 58% of Mortgage Loans, compared with 84% of total ARMs and 55% of Mortgage Loans at September 30, 2006.

Intermediate fixed rate loans dropped to 10% of Mortgage Loans at September 30, 2007 from 21% a year ago, and the weighted average coupon rate increased 11 basis points to 5.37% from 5.26%. Fixed rate loans comprised 13% of Mortgage Loans at September 30, 2007 and 2006, and the weighted average coupon rate fell 2 basis points to 5.67% compared with a year ago. The weighted average remaining maturity of Mortgage Loans was 22.7 years at September 30, 2007 and 23.2 years at September 30, 2006.

The following table presents an analysis of Mortgage Loans at September 30, 2007 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$166,860	6.25%	1	58%
CMT	30,890	6.25	5	11
LIBOR	22,878	5.63	4	8

Total ARMs	220,628	6.18	2	77

Intermediate fixed:
12 months to 36 months	14,927	5.15	26	5
37 months to 60 months	6,665	5.91	49	2
Greater than 60 months	6,777	5.32	72	3

Total intermediate fixed	28,369	5.37	43	10

Total adjustable rate loans	248,997	6.09	7	87

Fixed rate loans	38,849	5.67		13

Total loans	$287,846	6.03%		100%

Push down accounting adjustments — estimated fair value	(12,461)

Estimated fair value of Mortgage Loans	$275,385

(1)	Weighted average coupon rate.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 30, 2007:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$53,781	$—	$—	$—	$—	$—	$53,781
Loans, net	206,342	17,337	30,975	13,826	6,424	—	274,904
Other assets	—	—	—	—	—	1,519	1,519

Total assets	260,123	17,337	30,975	13,826	6,424	1,519	$330,204

Other liabilities	—	—	—	—	—	1,522	$1,522
Stockholders’ equity	—	—	—	—	—	328,682	328,682

Total liabilities and equity	—	—	—	—	—	330,204	$330,204

Repricing gap — positive (negative)	$260,123	$17,337	$30,975	$13,826	$6,424	$(328,685)

Cumulative repricing gap:
Dollar amount	$260,123	$277,460	$308,435	$322,261	$328,685

Percent of total assets	78.8%	84.0%	93.4%	97.6%	99.5%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2007, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 21, 2007, the Company filed a Certificate of Amendment (the “Series B Amendment”) to the Certificate of Designations of the 8.875 Noncumulative Perpetual Series B Preferred Shares (the “Series B Preferred Certificate of Designations”) and a Certificate of Amendment (the “Series D Amendment”) to the Certificate of Designations of its 7.25% Noncumulative Perpetual Series D Preferred Shares (the “Series D Preferred Certificate of Designations”) with the Secretary of State of the State of Nevada.

The Series B Amendment and the Series D Amendment amended Sections 2(a), 3, 4(a), 4(b), 4(c), 6(a) and 6(b) of the Series B Preferred Certificate of Designations and the Series D Preferred Certificate of Designations, respectively, in connection with the merger between First Republic and Merrill Lynch & Co., as described in Part I, Item 1, “Note 1 to the Financial Statements” of this report. The purpose of each such amendment was to provide that the Company’s Series B Preferred Shares or the Series D Preferred Shares, as applicable, will be exchangeable into preferred shares of the Bank, rather than preferred shares of First Republic, upon the occurrence of certain events.

The Company’s Board of Directors determined that the Series B Amendment and the Series D Amendment would not adversely affect the voting powers, preference or special rights of the holders of the Series B Preferred Shares or the Series D Preferred Shares, as applicable, and, therefore, the approval of such holders was not required or obtained.

The Series B Amendment and the Series D Amendment became effective upon filing with Secretary of State of the State of Nevada. The Series B Preferred Certificate of Designations, including the Series B Amendment, and the Series D Preferred Certificate of Designations, including the Series D Amendment, are attached hereto as Exhibits 3.2 and 3.3, respectively, and are incorporated by the reference herein.

Item 6.	Exhibits.

3.1	Certificate of Designations of the 10.5% Noncumulative Series A Preferred Shares, including any amendment thereto.

3.2	Certificate of Designations of the 8.875% Noncumulative Perpetual Series B Preferred Shares, including any amendment thereto.

3.3	Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Shares, including any amendment thereto.

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 14, 2007	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Designations of the 10.5% Noncumulative Series A Preferred Shares, including any amendment thereto.

3.2	Certificate of Designations of the 8.875% Noncumulative Perpetual Series B Preferred Shares, including any amendment thereto.

3.3	Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Shares, including any amendment thereto.

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.