Form 10-K
period 2007-12-28
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2008-03-27
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2007 was $0.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of March 20, 2008 was 30,538,277.

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

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or of financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation filings with the Securities and Exchange Commission (the “SEC”) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “First Republic” refers to First Republic Bank and the “Bank” refers to Merrill Lynch Bank & Trust Co., FSB.

Item 1.	BUSINESS.

General

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (“First Republic”), a Nevada chartered commercial bank, in April 1999 for the purpose of raising capital for First Republic. On September 21, 2007, Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”) acquired all of First Republic’s outstanding shares of common stock. First Republic, which owned 100% of the Company’s outstanding common shares, merged with and into Merrill Lynch Bank & Trust Co., FSB (the “Bank”), a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Upon completion of the merger, First Republic became a division of the Bank. On the same date, the Bank became the controlling shareholder and owner of 100% of the Company’s outstanding common shares. As a result of the merger, the Company changed its fiscal year end from December 31 to the last Friday in December. The impact of this change in the reporting period was not material. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock (other than the changes discussed in Note 6, “Preferred Stock,” to the financial statements included elsewhere in this report.)

The acquisition of First Republic was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price of First Republic was allocated to the assets and liabilities of First Republic based on their estimated fair values. The portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values. (See Note 2, “Purchase Accounting.”)

At December 28, 2007, the Company had issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owned all of the common stock at December 28, 2007. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

General Description of Mortgage Assets

Mortgage Assets. As of December 28, 2007, the Company’s Mortgage Assets consisted of Mortgage Loans originated by First Republic and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate outstanding principal balance of those loans was $277.1 million as of December 28, 2007.

Single Family Mortgage Loans. First Republic originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Substantially all of the single family mortgage loans that the Company has acquired from First Republic are nonconforming loans because the original loan principal balances exceed the limits for Freddie Mac or Fannie Mae programs. The Company believes that all of its single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles and for recently constructed properties in Las Vegas. The buildings used as collateral for the Company’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties generally are close to employment opportunities and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of the Company’s total Mortgage Assets immediately following such acquisition.

Commercial Mortgage Loans. Although the Company currently does not own any commercial mortgage loans, the Company may acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans and multifamily mortgage loans together would constitute more than 15% of Mortgage Assets immediately following such acquisition. For a variety of reasons, commercial mortgage loans can be significantly more risky than single family mortgage loans.

Management Policies and Programs

As discussed elsewhere in this report, First Republic administers the Company’s Mortgage Assets. In doing so, First Republic has a high degree of autonomy. The Company’s Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company’s shareholders.

Asset Acquisition Policies. The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from First Republic. As a wholly-owned subsidiary of the Bank, the Company acquires loans from First Republic, a division of the Bank, at prices equal to First Republic’s carrying amount, which generally has approximated their fair values. If a significant difference were to exist between First Republic’s carrying amount and the fair value of the loans at the date of purchase, the Company would record the difference as a capital contribution by the Bank or a capital distribution to the Bank. In the future, the Company would expect the purchase price to approximate the fair value of the loans for recently originated loans; however, the price that the Company pays will not be determined through arm’s-length transactions with unrelated third parties. The Company intends to acquire only performing loans from First Republic. However, neither the Company nor First Republic currently has specific policies with respect to the Company’s acquisition from First Republic of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, First Republic has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither First Republic nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

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

The Company may also issue additional preferred shares. The Company is prohibited, however, from issuing preferred shares ranking senior to its Series A preferred shares or Series D preferred shares without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred shares. The Bank has advised the Company that, at the date of this report, it owns approximately $25.4 million of the Company’s Series A preferred shares and that it may seek to acquire more of those shares. Because the Company’s articles of incorporation do not prohibit or otherwise restrict the Bank or its affiliates from holding or voting the Company’s preferred shares, the Bank may be in a position to significantly affect the outcome of any future vote by the holders of the Company’s preferred shares. In addition, the Company is prohibited from issuing preferred shares ranking either senior or equal to the Series A preferred shares or the Series D preferred shares without the approval of a majority of the Company’s independent directors. The Company currently does not intend to issue any additional series of preferred shares.

Credit Risk Management Policies. The Company intends that each mortgage loan acquired from First Republic or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Assets held will be serviced pursuant to a loan purchase and servicing agreement with First Republic, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by the Company and, in the case of the single family mortgage loans, with Freddie Mac and Fannie Mae guidelines and procedures.

Conflict of Interest Policies. Because of the nature of the Company’s relationship with First Republic, conflicts of interest may arise with respect to certain transactions, including, without limitation, the acquisition of Mortgage Assets from First Republic and the modification of the advisory agreement or the loan purchase and servicing agreement. It is the Company’s policy, and the policy of First Republic, to keep the terms of any financial dealings with First Republic consistent with those available from unrelated third parties in the mortgage lending industry. In addition, neither the advisory agreement nor the loan purchase and servicing agreement, each discussed elsewhere in this report, may be modified or terminated without the approval of a majority of the Company’s independent directors.

Conflicts of interest between the Company and First Republic may arise in connection with making decisions that bear upon the credit arrangements that First Republic may have with a borrower. Conflicts of interest may arise in connection with actions taken by the Bank as the Company’s controlling shareholder. It is the Company’s intention and the intention of First Republic and the Bank that any agreements and transactions between the Company, on the one hand, and First Republic or the Bank, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that First Republic must perform foreclosures and dispositions of Mortgage Loans with a view toward maximizing the recovery by the Company, and that it must service the Mortgage Loans with a view toward the Company’s interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

There are no provisions in the Company’s articles of incorporation limiting any of its officers, directors, security holders or affiliates from having any direct or indirect interest in any Mortgage Assets to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding or managing such Mortgage Assets. As described elsewhere in this report, the Company expects that First Republic will have direct interests in transactions with the Company, including without limitation, the transfer of Mortgage Assets to the Company. The Company does not currently anticipate, however, that any of its officers or directors will have any interests in such Mortgage Assets.

Insurance Policies. First Republic follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. The Company believes that the properties underlying Mortgage Loans held are adequately insured against fire and casualty losses.

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

The Company may, under certain circumstances, purchase its preferred shares or common shares in the open market or otherwise. Any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT and only upon approval by the Company’s Board of Directors.

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

Description of Loan Portfolio

General. Except for certain home loans purchased by First Republic in 1998, the Mortgage Loans held by the Company were originated by First Republic in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 28, 2007, Mortgage Loans totaled $267.5 million, of which $237.4 million were secured by single family real estate properties and $30.1 million were secured by multifamily real estate properties. At December 31, 2006, Mortgage Loans totaled $323.2 million, of which $288.7 million were secured by single family real estate properties and $34.5 million were secured by multifamily properties.

At December 28, 2007, the Mortgage Loans had interest rates generally ranging from 4.45% to 8.38% per annum and a weighted average note rate of 6.12% per annum. The Mortgage Loans were originated between October 1983 and November 2005, and the average original term to stated maturity was approximately 28 years. The weighted average number of years from origination of the loans through December 28, 2007 was approximately 6 years, and the weighted average remaining term was approximately 22 years. At December 31, 2006, the Mortgage Loans had rates generally ranging from 4.31% to 8.35%, a weighted average note rate of 6.10%, a weighted average number of years from origination of 4.8 years and a weighted average remaining term of approximately 23.2 years.

The weighted average “loan-to-value ratio” for Mortgage Loans was approximately 52% at December 28, 2007 and 53% at December 31, 2006. The “loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property.

Interest Rate Types. Mortgage Loans consist of adjustable and fixed interest rate types, which are more fully described below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, One-Year Treasury (“CMT”) ARM and LIBOR ARM, intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

The interest rate on an ARM typically is tied to either the COFI, the CMT or the LIBOR index and is adjustable periodically. A majority of Mortgage Loans have adjustable interest rate types. At December 28, 2007, 76% (by principal balance) of Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 10% were intermediate fixed rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

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

For intermediate fixed rate loans that are automatically convertible (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a monthly or One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. At December 28, 2007, these automatically convertible mortgage loans comprised 9% of Mortgage Loans, compared with 14% at December 31, 2006. In addition, 1% of Mortgage Loans at December 28, 2007 and December 31, 2006 were indexed to the 5-year CMT and reprice every five years.

The Company has purchased from First Republic certain adjustable rate single family home loans that contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The borrower’s ability to make payments is determined based on a rate in excess of the fully accrued interest rate, which is well above the initial rate on the negative amortization loan. The amount of any payment shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which, in turn, could cause increases in the principal amount owed by the borrower over the original amount advanced. At December 28, 2007, loans with the potential for negative amortization were $7.8 million, or 3% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at December 28, 2007.

In addition, the Company has purchased from First Republic loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. As of December 28, 2007, approximately $153.6 million of loans, or 62% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 54%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

Underwriting Standards. First Republic has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by First Republic during the period in which the Mortgage Loans were originated or purchased by First Republic, as applicable.

In the mortgage loan approval process, First Republic assesses both the borrower’s ability to repay the mortgage loan and, in the appropriate cases, the adequacy of the proposed security. A borrower’s credit score is considered but is not the sole determining factor in the decision to approve a loan. Credit policies and procedures are established by the Board of Directors of First Republic, which delegates credit approval to certain executive officers and senior credit officers in accordance therewith.

The approval process for each type of mortgage loan includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. First Republic generally lends up to 80% of the appraised value of single family residential owner-occupied dwellings. The maximum loan-to-value ratio generally applied by First Republic for multifamily mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price and 70% for commercial mortgage loans.

Substantially all fixed-rate mortgage loans originated by First Republic contain a “due-on-sale” clause providing that First Republic may declare a mortgage loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of First Republic. First Republic’s ARMs generally are assumable by a borrower determined to be qualified by First Republic.

Geographic Distribution; Loan Size. At December 28, 2007, approximately 79% of Mortgage Loans, based on the total outstanding principal balance, were secured by properties located in California. Consequently, the Company’s loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on Mortgage Loans. First Republic has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

Insurance. First Republic requires title insurance policies protecting the priority of First Republic’s liens for all Mortgage Loans and fire and casualty insurance for Mortgage Loans. Generally, for any single family mortgage loan in an amount exceeding 80% of the appraised value of the security property, First Republic currently requires mortgage insurance from an independent mortgage insurance company. At the time of origination of the single family mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or Freddie Mac. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each single family mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such single family mortgage loan or the principal balance of such single family mortgage loan, whichever is less. If the real estate property underlying a single family mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. The Company does not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to single family mortgage loans, nor is any single family mortgage loan insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

The Company’s Relationship with First Republic

Amended and Restated Master Loan Purchase and Servicing Agreement. The Company acquires Mortgage Loans from First Republic and First Republic services the Mortgage Loans pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “loan purchase and servicing agreement”). First Republic, as servicer, retains a service fee equal to 0.25% per annum calculated monthly based on the gross average outstanding principal balances of loans in the loan portfolio.

The loan purchase and servicing agreement requires First Republic to service the Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of single family mortgage loans, with Fannie Mae and Freddie Mac guidelines and procedures. The loan purchase and servicing agreement requires First Republic to service the Mortgage Loans with a view toward the Company’s interests. First Republic collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the Mortgage Loans it services. First Republic also provides accounting and reporting services required by the Company for the Mortgage Loans. The loan purchase and servicing agreement requires First Republic to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising both foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. First Republic may from time to time transfer, assign and sell all of its servicing obligations under the loan purchase and servicing agreement, subject to the Company’s reasonable consent.

First Republic is required to pay all expenses related to the performance of its duties under the loan purchase and servicing agreement. First Republic is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If First Republic makes advances, First Republic generally is reimbursed prior to the Company’s receipt of the proceeds of the mortgage loan. First Republic also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. First Republic is responsible to the Company for any loss suffered as a result of First Republic’s failure to make and pursue timely claims or as a result of actions taken or omissions made by First Republic that cause the policies to be canceled by the insurer. First Republic may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for the Company’s benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the loan purchase and servicing agreement. However, First Republic does not have the authority to enter into contracts in the Company’s name.

The Company may terminate the loan purchase and servicing agreement upon the occurrence of one or more events specified in the loan purchasing and servicing agreement. These events relate generally to First Republic’s proper and timely performance of its duties and obligations under the loan purchasing and servicing agreement. The Company may not terminate the loan purchasing and servicing agreement without the approval of a majority of its independent directors.

As is customary in the mortgage loan servicing industry, First Republic is entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. First Republic receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by it.

When any mortgaged property underlying a mortgage loan is conveyed by a mortgagor, First Republic generally enforces any “due-on-sale” clause contained in the mortgage loan, to the extent permitted under applicable law and governmental regulations. The terms of a particular mortgage loan or applicable law, however, may prohibit First Republic from exercising the “due-on-sale” clause under certain circumstances related to the security underlying the mortgage loan and the buyer’s ability to fulfill the obligations under the loan. Upon a formal assumption of a mortgage loan by a permitted transferee, a fee equal to a specified percentage of the outstanding principal balance of the mortgage loan is often required, which First Republic retains as additional servicing compensation.

Amended and Restated Advisory Agreement. The Company has an Amended and Restated Advisory Agreement (the “advisory agreement”) with First Republic pursuant to which First Republic administers the Company’s day-to-day operations. As advisor, First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT for federal income tax purposes. First Republic may from time to time subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of mortgage finance and the administration of Mortgage Assets. First Republic may, with the approval of a majority of the Company’s Board of Directors as well as a majority of the Company’s independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. First Republic, in connection with the subcontracting of any of its obligations under the advisory agreement, may not be discharged or relieved in any respect from its obligations under the advisory agreement.

First Republic has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 28, 2007, First Republic owned approximately $4.92 billion of single family mortgage loans, $1.18 billion of multifamily mortgage loans and $2.07 billion of other loans secured by real estate. In its single family mortgage loan business, First Republic originates loans and then sells or securitizes the loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 28, 2007, in addition to loans serviced for its own portfolio, First Republic serviced mortgage loans having an aggregate principal balance of approximately $4.86 billion.

The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the advisory agreement, which the Company may do at any time upon 90 days’ prior written notice to First Republic. First Republic cannot refuse the Company’s request to renew the advisory agreement. As long as any of its preferred shares remain outstanding, any decision by the

Company either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Company’s Board of Directors, as well as by a majority of its independent directors. During 2007, First Republic received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2008, the Company and First Republic have maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s Board of Directors, including a majority of its independent directors.

As a result of the Company’s relationship with First Republic, certain conflicts of interest may arise with respect to transactions, including future acquisitions of Mortgage Assets from First Republic, servicing Mortgage Loans, future dispositions of Mortgage Assets to First Republic, and the renewal, termination or modification of the advisory agreement or the loan purchasing and servicing agreement.

Employees

The Company currently has no employees. The Company does not anticipate that it will require any employees because it has retained First Republic to perform certain functions pursuant to the loan purchase and servicing agreement and the advisory agreement. However, the Company has five executive officers who are described in Item 10 of this report. Currently, each of the Company’s executive officers is an employee and/or director of First Republic. The Company maintains corporate records and audited financial statements that are separate from those of First Republic. Currently, none of the Company’s officers or directors has any direct or indirect pecuniary interest in any Mortgage Asset owned by the Company, and the Company does not expect any of its officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in the Company’s articles of incorporation prohibiting such persons from having direct or indirect interests in Mortgage Loans. See “—Management Policies and Programs—Conflict of Interest Policies.”

Competition

The Company does not engage in the business of originating mortgage loans. While the Company intends to acquire additional Mortgage Assets, the Company anticipates that these additional Mortgage Assets will be acquired from First Republic. Accordingly, the Company does not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring Mortgage Assets. First Republic, from which the Company expects to continue to purchase most or all of its Mortgage Assets in the future, will face competition from these organizations.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income (excluding deductions for any dividends paid and any net capital gains) is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2007, 2006 and 2005, all Internal Revenue Code requirements for a REIT were met.

The Bank is the primary holder, owning 100% of the outstanding common shares, and prior to the merger, First Republic was the primary holder. Accordingly, the Company is a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. Beginning in 2004, the dividend on the common stock shares owned by the Bank (in 2007) or by First Republic in 2006, 2005 and 2004 was treated as a consent dividend under Section 565 of the Internal Revenue Code. For each year prior to 2004, the Company has paid 100% of its net earnings as cash dividends to the holders of its common stock.

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

The value of the Company’s Mortgage Loans and the amount of cash flow generated by the portfolio will be affected by a number of factors beyond the Company’s control. These factors may include the following:

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

Current and potential weakness in the economy, in the real estate market and in the capital markets, including specific weakness within the Company’s geographic footprint, may adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations declines, or continues to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the Company’s loan portfolio and allowance for loan losses. A significant portion of the Company’s residential and multifamily mortgage loan portfolios are comprised of borrowers in California and the Northeastern region of the United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in loan delinquencies and charge-offs in future periods, which could materially adversely affect our financial condition and results of operations.

During 2007, disruptions in the capital markets substantially limited the ability of mortgage originators, including the Bank, to sell mortgage loans to the capital markets through whole loan sales or securitization. As a result, the Bank experienced a general loss of liquidity in most secondary markets for both its loan and asset-backed securities holdings, and this condition has persisted to the present time. The Company cannot forecast if or when either specific secondary markets or broader market liquidity conditions will see improvement from current stresses.

Declines in interest rates could reduce earnings and affect the Company’s ability to pay dividends.

The Company’s income consists primarily of interest earned on Mortgage Loans and short-term investments. A significant portion of Mortgage Loans bears interest at adjustable rates. If there is a decline in interest rates, the Company will experience a decrease in income available to stockholders. If interest rates decline, the Company may also experience an increase in prepayments on Mortgage Loans and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support the payment of dividends on preferred shares. Because the dividend rates on the preferred shares are fixed, a significant and sustained decline in interest rates could materially adversely affect the Company’s ability to pay dividends on preferred shares.

Although the Company is permitted to do so, it does not currently hedge its interest rate exposure and does not expect to do so.

The Company may not be able to continue to purchase loans at the same volumes or with the same yields as it has historically purchased.

Although not required to do so, to date the Company has purchased all of the loans in its portfolio from First Republic. Almost all of these loans were originated by First Republic. The quantity and quality of future loan originations by First Republic will depend on conditions in the markets in which First Republic operates, particularly real estate values and interest rates. Consequently, the Company cannot provide assurance that First Republic will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by First Republic declines or the yields on those loans decline further, the Company would experience a material adverse effect on its business, financial condition and results of operations.

The Company’s loans are concentrated in California and adverse conditions there could adversely affect its operations.

Properties underlying Mortgage Loans were concentrated primarily in California. At December 28, 2007, approximately 79% of Mortgage Loans were secured by properties located in California. Adverse economic, political or business developments or natural hazards may affect California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and differently from the rest of the United States, the Company would likely experience higher rates of loss and delinquency on Mortgage Loans than if the loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect the mortgage loan portfolio and thus the future ability to pay dividends on preferred shares.

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

An action to foreclose on a mortgaged property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the borrower or other creditors raise defenses or counterclaims are interposed, sometimes requiring several years to complete. Furthermore, in some states, including California, an action to obtain a deficiency judgment is not permitted following a nonjudicial sale of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede the ability of First Republic to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related mortgage loan. In addition, the servicer will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated mortgage loans, including legal fees and costs of legal action, real estate taxes, insurance and maintenance and preservation expenses, thereby reducing amounts available with respect to the mortgage loans.

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

Through the first quarter of 2003, the Company’s Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, the Company acquired multifamily real estate secured mortgages from First Republic, which can be riskier investments than single family mortgage loans. The Company expects to acquire more multifamily mortgages. Additionally, although there are no current plans to do so, the Company may acquire other types of mortgages that may have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owners against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of bankruptcy laws, which could result in lease terminations.

The Company expects to acquire all mortgage loans from First Republic, and the composition of the loan portfolio will be affected by changes in First Republic’s credit policies.

The Company has acquired Mortgage Loans from First Republic and, although it is not required to do so, it expects to continue to acquire all mortgage loans from First Republic in the future. If First Republic were to relax its credit policies, for example, by lowering the credit quality standards it applies, or increasing the loan-to-value ratios it accepts, the mortgages subsequently purchased would be riskier investments.

The Company is dependent upon First Republic as advisor and servicer.

First Republic is involved in virtually every aspect of the Company’s business. The Company has no employees because it has retained First Republic to perform all necessary functions pursuant to the advisory agreement and the loan purchase and servicing agreement. Accordingly, the Company is dependent for the selection, structuring and monitoring of Mortgage Assets on the officers and employees of First Republic, as advisor. In addition, the Company is dependent upon the expertise of First Republic, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the loan purchasing and servicing agreement resulted from arm’s-length negotiations. The Company also faces significant restrictions on obtaining such services from third parties; the termination of the advisory agreement and the loan purchase and servicing agreement with First Republic requires the affirmative vote of a majority of the Board of Directors, a majority of which is composed of directors and officers of First Republic. With the approval of a majority of independent directors, First Republic, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event First Republic subcontracts its obligations in such a manner, the Company will be dependent upon the subcontractor to provide services.

The Company’s relationship with the Bank and First Republic creates conflicts of interest.

The Bank is the holder of 100% of the common stock of the Company, and First Republic is a division of the Bank. First Republic is, and is expected to continue to be, involved in virtually every aspect of the Company’s operations. First Republic will administer the Company’s day-to-day activities in its role as advisor under the advisory agreement. First Republic also acts as servicer of the Mortgage Loans under the loan purchasing and servicing agreement. In addition, other than the independent directors, all of the Company’s officers and directors are also officers and/or directors of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as employees and officers of the Bank. As the holder of 100% of outstanding voting shares of the Company, the Bank has the right to elect all of the directors, including the independent directors.

First Republic has interests that are dissimilar to or in conflict with the Company’s interests. Consequently, conflicts of interest arise with respect to the Company’s transactions with First Republic, including without limitation: acquiring mortgage assets from First Republic; servicing mortgage loans; and renewing, terminating or modifying the advisory agreement or the loan purchase and servicing agreement. It is the Company’s intention and the intention of First Republic that any agreements and transactions between the Company, on the one hand, and First Republic, on the other hand, are fair to both parties and consistent with market terms, including the price to acquire mortgage assets or in connection with servicing Mortgage Loans. There is a requirement in the terms of the preferred shares that a majority of the independent directors must approve certain Company actions to ensure fair dealings between the Company, First Republic and the Bank, although the independent directors are appointed by the Bank. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Although not required to do so, the Company acquires all mortgage assets from First Republic under a loan purchase and servicing agreement. The Company does not have independent underwriting criteria for the loans that it purchases and relies on First Republic’s underwriting standards for loan originations. Those criteria may change over time. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of shareholders. The Company intends to acquire in the future all or substantially all mortgage assets from First Republic on terms that are comparable to those that could be obtained from unrelated third parties, but the Company cannot provide assurance that this will always be the case.

As a result of the Bank being the controlling shareholder of the Company and First Republic being the advisor of the Company, it is possible that, notwithstanding good faith belief to the contrary, the Company in fact pays more for these loans than if acquired from an unaffiliated third party, and loans purchased from First Republic in the future may be of lesser quality than those in the current loan portfolio.

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

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities and under certain circumstances, to impose restrictions on the Bank or the Company that could impact the Company’s ability to conduct business according to its business plan, which could materially adversely affect the Company’s financial condition and results of operations. Regulatory actions might include the following:

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

•

The Office of Thrift Supervision (“OTS”) could limit or prohibit the payment of dividends on the preferred shares, if it determined that the payment of those dividends constituted a capital distribution by the Bank and that the Bank’s earnings and regulatory capital levels were below specified levels. Under OTS regulations on capital distributions, the ability of the Bank to make a capital distribution varies depending primarily on the Bank’s earnings and regulatory capital levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

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

Based on the criteria outlined above, the Company believes that at December 28, 2007 its Qualifying Interests comprised well in excess of 80% of the estimated fair market value of its total assets. As a result, the Company believes that it is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether the Company’s assets constitute Qualifying Interests, the Company could be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on the Company’s ability to make dividend payments and, accordingly, the trading price of its preferred shares. Further, in order to ensure that the Company at all times continues to qualify for the above exemption from the Investment Company Act, the Company may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times the Company’s net interest income. Finally, if the Company were an unregistered investment company, there would be a risk that it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that it would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period the Company was determined to be an unregistered investment company.

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

To maintain the Company’s status as a REIT, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, at any time during the last half of each taxable year. The Company believes that it currently satisfies, and expects to continue to satisfy, this requirement because for this purpose its common shares held by the Bank are treated as held by Merrill Lynch & Co., the parent company of the Bank. However, the Company must also have 100 or more shareholders in order to meet the beneficial ownership requirements of a qualified

REIT. The Company may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, the Company cannot assure that it will continue to meet the beneficial ownership requirement. In addition, while the fact that the Company’s preferred shares may be redeemed or exchanged will not affect the Company’s REIT status prior to any redemption or exchange, the redemption or exchange of all or a part of the preferred shares could adversely affect the Company’s ability to satisfy the beneficial ownership requirements in the future.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

The Company neither owns nor leases any property.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. At December 28, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares of common stock were outstanding and owned by the Bank. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. At the end of each year, the Company has declared dividends on common stock of $5,870,000 for 2007, $4,204,000 for 2006 and $1,924,000 for 2005, which represented 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares. The dividends paid to the Bank in 2007 and to First Republic in 2006 and 2005 were treated as consent dividends under Section 565 of the Internal Revenue Code.

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

The Company used the proceeds from the offering to fund a dividend distribution to First Republic as the then holder of all of the common stock.

The Series A Preferred Shares are not redeemable prior to June 1, 2009. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends on the Series A Preferred Shares were $5,743,000 for the year ended December 28, 2007 and $5,775,000 for the years ended December 31, 2006 and 2005.

Series B Preferred Shares

In January 2002, the Company issued and sold 1,680,000 shares of its 8.875% Noncumulative Perpetual Series B Preferred Stock (“Series B Preferred Shares”) in a public offering. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The proceeds of $42 million and the additional issuance of 7,460,831 shares of common stock to First Republic were used to acquire from First Republic approximately $80 million of single family mortgage loans and $4 million of short-term investments.

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

On November 19, 2007 (“Redemption Date”), the Company redeemed the Series B Preferred Shares at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $0.296 per share of all the issued and outstanding Series B Preferred Shares.

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

Series D Preferred Shares

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are quoted on the NASDAQ National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and First Republic purchased, $60 million of additional common stock. The Series D Preferred Shares are not redeemable prior to June 27, 2008. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, non-cumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends on the Series D Preferred Shares were $4,326,000 for the year ended December 28, 2007 and $4,350,000 for the years ended December 31, 2006 and 2005.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from First Republic approximately $87 million of single family loans, $30 million of multifamily loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter in 2007 and 2006:

	2007		2006
Quarter	High	Low	High	Low
First	$25.82	$24.95	$25.45	$24.36
Second	$25.59	$24.95	$25.45	$24.01
Third	$25.29	$24.00	$25.50	$24.38
Fourth	$24.90	$19.51	$25.94	$25.05

Except under certain limited circumstances, holders of the Company’s preferred shares have no voting rights.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for each year ended December 28, 2007, and December 31, 2006, 2005, 2004 and 2003. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements. The financial statements as of and for the year ended December 28, 2007 have been audited by Deloitte & Touche LLP, and the financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 have been audited by KPMG LLP; each firm is an independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operation in Item 7 of this report.

	As of or For the Year Ended
($ in thousands)	December 28, 2007	December 31,
		2006	2005	2004	2003
Selected Balance Sheet Data
Assets:
Cash and short-term investments	$22,196	$12,813	$17,250	$4,476	$6,766
Single family mortgage loans	237,382	288,725	283,530	288,211	296,051
Multifamily mortgage loans	30,124	34,491	31,249	37,517	26,454
Less: allowance for loan losses	(481)	(481)	(481)	(481)	(481)
Other assets	1,441	1,685	1,472	1,436	1,607

Total Assets	$290,662	$337,233	$333,020	$331,159	$330,397

Liabilities:
Dividends payable on common stock	$—	$—	$—	$1	$1,255
Other payables	94	111	102	141	48

Total Liabilities	94	111	102	142	1,303

Stockholders’ equity:
Series A Preferred Shares	55,000	55,000	55,000	55,000	55,000
Series B Preferred Shares	—	42,000	42,000	42,000	42,000
Series C Preferred Shares	—	7,000	7,000	7,000	7,000
Series D Preferred Shares	60,000	60,000	60,000	60,000	60,000
Common stock	305	294	294	294	294
Additional paid-in capital	175,463	173,028	168,824	166,923	165,000
Dividends in excess of retained earnings	(200)	(200)	(200)	(200)	(200)

Total Stockholders’ Equity	290,568	337,122	332,918	331,017	329,094

Total Liabilities and Stockholders’ Equity	$290,662	$337,233	$333,020	$331,159	$330,397

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	—%	—%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%

Selected Financial Information
Interest income:
Interest on loans	$18,313	$18,470	$16,327	$16,398	$13,502
Interest on short-term investments	1,354	264	182	89	152

Total interest income	19,667	18,734	16,509	16,487	13,654
Provision for loan losses	—	—	—	—	—
Other income	58	—	—	—	—
Operating expenses	315	278	333	311	274

Net income	19,410	18,456	16,176	16,176	13,380
Dividends on preferred sock	13,540	14,252	14,252	14,252	12,125

Net income available to common stockholders	$5,870	$4,204	$1,924	$1,924	$1,255

Ratio of earnings to fixed charges	$1.43x	$1.30x	1.13x	1.13x	1.10x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Overview

Net income was $19,410,000 for 2007 and $18,456,000 for 2006 and $16,176,000 for 2005. The results for 2007 compared with 2006 and 2005 reflected an increase in interest income due to higher interest rates. The increase in market rates of interest during 2007 resulted in higher average loan yields for 2007 compared with 2006 and 2005. The ratio of earnings to fixed charges was 1.43x for 2007 and 1.30x for 2006 and 1.13x for 2005. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income increased in 2007 compared with 2006 and 2005 primarily due to higher loan and investment yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	For the Year Ended
	December 28, 2007			December 31, 2006			December 31, 2005
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$304,270	$18,313	6.02%	$328,835	$18,470	5.61%	$326,174	$16,327	5.01%
Short-term investments	31,564	1,354	4.29	6,927	264	3.81	6,979	182	2.61

Total interest-earning assets	$335,834	$19,667	5.86%	$335,762	$18,734	5.57%	$333,153	$16,509	4.96%

Interest income on Mortgage Loans decreased in 2007, compared with 2006, due to lower average balances as cash was accumulated to redeem to the Series B Preferred Shares. The decrease was offset by an increase in the average yield. The average yield on loans increased 41 basis points. For 2006, interest income and the average yield on Mortgage Loans increased compared with 2005. Loan yields began to increase in the second half of 2004 as the Federal Reserve Bank raised the federal funds rate from 1.25% in June 2004 to 5.25% in June 2006. Beginning in September 2007, the federal funds rate was lowered, and in December 2007, the federal funds rate was 4.25%. The weighted average coupon rate on Mortgage Loans increased to 6.12% at December 28, 2007 from 6.10% at December 31, 2006 and 5.30% at December 31, 2005. In addition to interest rate increases, the yield on Mortgage Loans increased due to a change in the portfolio mix from intermediate fixed and fixed rate loans to adjustable rate mortgage loans (“ARMs”), which bear interest rates indexed to rates that rose over the period. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $752,000 in 2007, $804,000 in 2006 and $788,000 in 2005. The decrease in loan servicing fees for 2007 was consistent with the decrease in the average loan balance. Beginning in the fourth quarter of 2007, interest income on mortgage loans included discount accretion related to the valuation of loans for purchase accounting. Net discount accretion was $117,000 for 2007, compared with net premium amortization of $(235,000) for 2006 and for 2005.

Interest income on short-term investments increased in 2007, compared with 2006 and 2005, due to higher interest rates and higher average investment balances. The average yield on the Company’s interest-bearing money market account increased 48 basis points in 2007 compared with 2006 and 168 basis points compared with 2005 as interest rates began to rise in mid-2004.

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

	2007 vs. 2006			2006 vs. 2005
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$(1,447)	$1,290	$(157)	$137	$2,006	$2,143
Short-term investments	1,042	48	1,090	(1)	83	82

Total increase (decrease)	$(405)	$1,338	$933	$136	$2,089	$2,225

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees for 2007, 2006, and 2005 were $100,000 per annum. For 2008, advisory fees will be $100,000 per annum. The amount of annual advisory fees is approved by the Company’s Board of Directors.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees and other stockholder costs. Total general and administrative expenses were $215,000 in 2007, $178,000 in 2006 and $233,000 in 2005. Audit fees were $82,000 in 2007, $70,000 in 2006 and $77,000 in 2005.

Financial Condition

Short-term Investments on Deposit with First Republic

At December 28, 2007 and December 31, 2006, short-term investments on deposit consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at December 28, 2007 and December 31, 2006 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

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

At December 28, 2007 and December 31, 2006, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 28, 2007 and December 31, 2006, there were no accruing loans that were contractually past due more than 90 days.

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

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans at December 28, 2007 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$133,635	$29,710	$23,836	$7,724	$19,646	$21,378	$1,453	$237,382	89%
Multifamily	22,618	865	3,391	625	2,625	—	—	30,124	11

Total	$156,253	$30,575	$27,227	$8,349	$22,271	$21,378	$1,453	$267,506	100%

Percent by location	58%	12%	10%	3%	8%	8%	1%	100%

At December 28, 2007, approximately 79% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 52%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.43x for 2007, compared with 1.30x for 2006 and 1.13x for 2005. The increase in the ratio in 2007 was due primarily to the conversion of the Series C and the redemption of the Series B Preferred Stock.

Since mid-2004, interest rates have moved up from 40-year historical lows. The average yield on average interest-earning assets rose to 5.86% for 2007, up 29 basis points from 5.57% for 2006, and up 90 basis points from 4.96% for 2005. The increase in the yield for 2007 compared with 2006 and 2005 was due to rising interest rates and a change in the portfolio mix to higher-yielding loans. The portfolio mix at December 28, 2007 changed over the past year as the level of ARMs increased and the level of intermediate fixed rate loans and fixed rate loans decreased. ARMs grew to 76% of Mortgage Loans at December 28, 2007 from 72% at December 31, 2006. The weighted average coupon rate at December 28, 2007 for ARMs decreased 5 basis points from a year ago, compared with a 8 basis point increase in the weighted average coupon rate for intermediate fixed rate loans and a 1 basis point decrease for fixed loans. The weighted average remaining maturity of Mortgage Loans was 22.4 years at December 28, 2007 and 23.2 years at December 31, 2006. The Company manages the loan portfolio to generate adequate cash flow to service its current and projected dividend requirements and considers conditions in the interest rate environment and the secondary market in selecting loans for purchase.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 6.30% at December 28, 2007, down 5 basis points from 6.35% at December 31, 2006 due to the drop in short-term rates. The decrease in ARM loan yields was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 28, 2007, ARM loans indexed to COFI were 78% of total ARMs, or 59% of Mortgage Loans, and 79% of total ARMs at December 31, 2006, or 56% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the balance at December 28, 2007 was $63.2 million, or 24% of total Mortgage Loans, down from $91.7 million at December 31, 2006, or 28% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.37% at December 28, 2007, up 8 basis points from 5.29% at December 31, 2006. The weighted average coupon rate for fixed rate loans was 5.68% at December 28, 2007 and 5.69% at December 31, 2006. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at December 28, 2007 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$158,533	6.34%	1	59%
CMT	24,033	6.45	7	9
LIBOR	21,692	5.83	2	8

Total ARMs	204,258	6.30	2	76

Intermediate fixed:
12 months to 36 months	13,745	5.14	24	5
37 months to 60 months	6,569	5.90	47	2
Greater than 60 months	6,114	5.29	70	3

Total intermediate fixed	26,428	5.37	40	10

Total adjustable rate loans	230,686	6.19	6	86
Fixed rate loans	36,820	5.68		14

Total loans	$267,506	6.12%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 28, 2007:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$22,196	$—	$—	$—	$—	$—	$22,196
Loans, net	195,569	19,843	27,530	13,638	10,445	—	267,025
Other assets	—	—	—	—	—	1,441	1,441

Total assets	$217,765	$19,843	$27,530	$13,638	$10,445	$1,441	$290,662

Other liabilities	$—	$—	$—	$—	$—	$94	$94
Stockholders’ equity	—	—	—	—	—	290,568	290,568

Total liabilities and equity	$—	$—	$—	$—	$—	$290,662	$290,662

Repricing gap—positive (negative)	$217,765	$19,843	$27,530	$13,638	$10,445	$(289,221)

Cumulative repricing gap:
Dollar amount	$217,765	$237,608	$265,138	$278,776	$289,221

Percent of total assets	75%	82%	91%	96%	99%

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

On September 27, 2007, the Company filed a Current Report on Form 8-K disclosing a change in the Company’s principal accountant. There have been no disagreements with the Company’s accountants on any matter of accounting principles, practices or financial statement disclosures since the Company’s inception in April 1999.

Item 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of December 28, 2007, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2007. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 28, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As the holder of all of the Company’s common stock, the Bank has the right to elect the Company’s directors, including the independent directors. The Company’s Board of Directors currently consists of eight members, including three independent directors. The Company currently has five officers, four of whom are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and does not anticipate requiring employees.

The Company’s directors and executive officers are listed below. Each director or executive officer has served in his/her capacity since the Company’s inception in April 1999, except for Ms. Chan, who was appointed in September 2004, Mr. Merrill, who was elected in December 2004 and Ms. Moulds, who was elected in March 2005.

Name	Age	Position and Offices Held
James J. Baumberger	65	President, Director
Thomas A. Cunningham (1)	73	Director
Jerry Lykins (1)	72	Director
Barrant V. Merrill	77	Director
Linda G. Moulds (1)	57	Director
Edward J. Dobranski	57	Vice President, General Counsel, Director
Julie N. Miyachi	50	Vice President, Operations, Director
Willis H. Newton, Jr.	58	Vice President, Chief Financial Officer, Treasurer, Director
May Chan	35	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of the Company’s executive officers and directors:

Mr. Baumberger currently serves on First Republic’s advisory board. He was employed by First Republic and its predecessors from 1990 until December 31, 2007 and served as a director from 1994 to 2007. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than forty years.

Mr. Cunningham is retired. From 1986 to 1994, he was President of the California Thrift Guarantee Corporation. Previously Mr. Cunningham held senior executive positions in several banking institutions. He was a member of the U.S. Marine Corp. until 1971. From 1988 to 1998, Mr. Cunningham served as a director of First Republic and one of its predecessor financial institutions.

Mr. Lykins is a retired mortgage banker. His career included executive and operational management responsibilities in both California and Nevada for Mason McDuffie. From 1994 until 1998, Mr. Lykins was a director of First Republic and one of its predecessor financial institutions.

Mr. Merrill is the Managing Partner of Sun Valley Partners. From 1985 to 2004, Mr. Merrill was a director of First Republic and its legal predecessors. Previously, he was a General Partner of Dakota Partners and Chairman of Pershing & Co., Inc., a division of Donaldson, Lufkin & Jenrette.

Ms. Moulds was Vice President, Secretary and Controller of First Republic from 1985 to 1996 and was a director of First Republic from 1997 to 1998. Previously, Ms. Moulds was Secretary and Controller of San Francisco Bancorp and a director of First United Thrift and Loan.

Mr. Dobranski has served as Executive Vice President, General Counsel and Secretary since joining First Republic in 1992. Prior to that, Mr. Dobranski practiced banking, real estate and corporate law through positions held with the federal government, in private practice and as Corporate Counsel.

Ms. Miyachi is Vice President in the Finance department and has been with First Republic since 1994. In such capacity, she has assisted executive management of First Republic in complex analysis of business operations. Ms. Miyachi has over twenty-four years experience with the accounting, reporting, analysis and planning of mortgage-oriented financial institutions.

Mr. Newton is Executive Vice President and Chief Financial Officer of First Republic and has held such position since August 1988. Previously, Mr. Newton was Vice President and Controller of Homestead Financial and was a Certified Public Accountant with KPMG LLP for nine years.

Ms. Chan joined First Republic in 2003 as the Director of Corporate Tax. Prior to that, Ms. Chan was with KPMG LLP for nine years, five of which were in the tax department.

Independent Directors

The terms of the preferred shares require that, as long as any preferred shares are outstanding, certain actions by the Company need to be approved by a majority of the Company’s independent directors. In order to be considered “independent” for this purpose, a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of First Republic or an affiliate of First Republic. Members of the Company’s Board of Directors elected by holders of preferred shares will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman), Mr. Lykins and Ms. Moulds are currently the Company’s independent directors.

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

Code of Ethics

The executive officers of the Company are employees of First Republic and are subject to a code of ethics. First Republic and its subsidiaries adopted this code of ethics in accordance with corporate governance regulations to cover the activities of the Company’s officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is posted on First Republic’s website at www.firstrepublic.com and a copy will be made available in print, without charge, to any stockholder of the Company who requests it by contacting investorrelations@firstrepublic.com.

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers, and it is estimated that none of its officers spend greater than 10% of their time managing the Company’s business. See also “Item 10—Compensation of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

During January 2005, the Company offered to repurchase the 9,840 shares of common stock not held by the Bank. As of December 28, 2007, all shares were repurchased, including 80 shares owned by Messrs. Baumberger, Dobranski, Merrill, Newton and Ms. Miyachi. The following table sets forth, as of February 13, 2008, the number and percentage of outstanding shares of common shares, Series A Preferred Shares and Series D Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 30,538,277 Common Shares, 55,000 Series A Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of December 28, 2007.

	Common Shares		Series A Preferred Shares		Series D Preferred Shares
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner	Number	%	Number	%	Number	%
Merrill Lynch Bank & Trust, Co., FSB	30,538,277	100%	25,410	46.2%	—	—

Executive Officers and Directors:
James J. Baumberger (2) (3)	—	—	—	—	12,000	0.5%
Thomas A. Cunningham (3)	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	16,475	0.7%
Barrant V. Merrill (3)	—	—	—	—	—	—
Linda G. Moulds (3)	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—
Julie N. Miyachi (2) (3)	—	—	—	—	1,900	0.1%
Willis H. Newton, Jr. (2) (3)	—	—	—	—	—	—
May Chan	—	—	—	—	—	—

All Executive Officers and Directors as a group (9 persons)	—	—	—	—	30,375	1.3%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with First Republic.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of First Republic.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 28, 2007, in an amount in excess of $120,000.

Director Independence

Please see the discussion in Item 10 of this report under the heading “Independent Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche LLP and KPMG LLP for the audit of the Company’s annual financial statements for 2007 and 2006.

	2007	2006
Audit fees	$112,500	$69,500
Tax fees	—	5,000

Total fees	$112,500	$74,500

The Audit Committee implemented a policy in May 2003 to have all future auditing services and permitted non-audit services of its independent registered public accounting firm pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee has pre-approved all of the engagements and fees for the audit of the Company.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, including any amendments thereto (incorporated herein by reference to Exhibit 3.1 of Form 10-K filed on March 16, 2007).

3.2	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series A Preferred Shares (incorporated herein by reference to Exhibit 3.1 of Form 10-Q filed on November 14, 2007).

3.3	Code of Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.5 of Form S-11 filed on October 31, 2001).

3.4	Certificate of Designations of First Republic Preferred Capital Corporation relating to the Noncumulative Series D Preferred Shares (incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed on November 14, 2007).

4.1	Specimen certificate representing Noncumulative Series D shares (incorporated herein by reference to Exhibit 4 of Form S-11 filed on June 16, 2003).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 filed on December 7, 2001).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of
Form S-11 filed on December 7, 2001).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director	March 27, 2008

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 27, 2008

/s/ JERRY LYKINS (Jerry Lykins)	Director	March 27, 2008

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 27, 2008

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 27, 2008

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 27, 2008

/s/ JULIE N. MIYACHI (Julie N. Miyachi)	Vice President, Operations, Director	March 27, 2008

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Treasurer, Director	March 27, 2008

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

Financial Statements

December 28, 2007 and December 31, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

First Republic Preferred Capital Corporation

San Francisco, California

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB) (the “Company”) as of December 28, 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 financial statements present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 28, 2007, and the results of its operations and its cash flows for year ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on September 21, 2007, Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”) acquired all of First Republic Bank’s outstanding shares of common stock. First Republic Bank, which owned 100% of the Company’s outstanding common shares, merged with and into Merrill Lynch Bank & Trust Co., FSB, a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Upon completion of the merger, First Republic Bank became a division of Merrill Lynch Bank & Trust Co., FSB. On the same date, Merrill Lynch Bank & Trust Co., FSB became the controlling shareholder and owner of 100% of the Company’s outstanding common shares.

/s/    Deloitte & Touche LLP

San Francisco, California

March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) as of December 31, 2006, and the related statements of income, changes in stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 15, 2007

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEETS

	December 28, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$22,196,000	$12,813,000

Single family mortgage loans	237,382,000	288,725,000
Multifamily mortgage loans	30,124,000	34,491,000

Total mortgage loans (Note 4)	267,506,000	323,216,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	267,025,000	322,735,000

Accrued interest receivable	1,383,000	1,683,000
Prepaid expenses	58,000	2,000

Total Assets	$290,662,000	$337,233,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to First Republic (Note 5)	$25,000	$25,000
Other payables	69,000	86,000

Total Liabilities	94,000	111,000

Stockholders’ equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
8.875% perpetual, exchangeable, noncumulative Series B preferred stock; $25 liquidation value per share; 1,840,000 shares authorized, 1,680,000 shares issued and outstanding at December 31, 2006	—	42,000,000
5.70% perpetual, convertible, exchangeable, noncumulative Series C preferred stock; $1,000 liquidation value per share; 10,000 shares authorized, 7,000 shares issued and outstanding at December 31, 2006	—	7,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $ 25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,538,277 and 29,352,873 shares issued and outstanding at December 28, 2007 and December 31, 2006, respectively	305,000	294,000
Additional paid-in capital	175,463,000	173,028,000
Dividends in excess of retained earnings	(200,000)	(200,000)

Total Stockholders’ Equity	290,568,000	337,122,000

Total Liabilities and Stockholders’ Equity	$290,662,000	$337,233,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF INCOME

	Three Months Ended December 28, 2007	Nine Months Ended September 30, 2007	Year Ended December 31,
			2006	2005
Interest income:
Interest on loans	$4,461,000	$13,852,000	$18,470,000	$16,327,000
Interest on interest-earning deposit with First Republic	434,000	920,000	264,000	182,000

Total interest income	4,895,000	14,772,000	18,734,000	16,509,000

Other income	—	58,000	—	—

Operating expense:
Advisory fees payable to First Republic (Note 5)	25,000	75,000	100,000	100,000
General and administrative	49,000	166,000	178,000	233,000

Total operating expense	74,000	241,000	278,000	333,000

Net income	4,821,000	14,589,000	18,456,000	16,176,000
Dividends on preferred stock (Note 8)	2,972,000	10,568,000	14,252,000	14,252,000

Net income available to common stockholders	$1,849,000	$4,021,000	$4,204,000	$1,924,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2004	$164,000,000	$294,000	$166,923,000	$(200,000)	$331,017,000
Net income	—	—	—	16,176,000	16,176,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Repurchase shares of common stock	—	—	(23,000)	—	(23,000)
Consent dividends on common stock	—	—	1,924,000	(1,924,000)	—

Balance as of December 31, 2005	164,000,000	294,000	168,824,000	(200,000)	332,918,000
Net income	—	—	—	18,456,000	18,456,000
Dividends paid on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Consent dividends on common stock	—	—	4,204,000	(4,204,000)	—

Balance as of December 31, 2006	164,000,000	294,000	173,028,000	(200,000)	337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic	(7,000,000)	—	—	—	(7,000,000)
Redemption of 1,680,000 shares of Series B preferred stock	(42,000,000)	—	—	—	(42,000,000)
Issuance of 1,185,484 shares of common stock to First Republic	—	11,000	6,989,000	—	7,000,000
Push down accounting adjustment (Note 2)	—	—	(10,424,000)	—	(10,424,000)
Net income	—	—	—	19,410,000	19,410,000
Dividends paid on preferred stock	—	—	—	(13,540,000)	(13,540,000)
Consent dividends on common stock	—	—	5,870,000	(5,870,000)	—

Balance as of December 28, 2007	$115,000,000	$305,000	$175,463,000	$(200,000)	$290,568,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 28, 2007	December 31,
		2006	2005
Operating activities:
Net income	$19,410,000	$18,456,000	$16,176,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Discount accretion) premium amortization on loans	(117,000)	235,000	235,000
Decrease (increase) in accrued interest receivable	300,000	(214,000)	(38,000)
(Increase) decrease in prepaid expenses	(56,000)	1,000	2,000
Increase in payable to First Republic	—	—	6,000
(Decrease) increase in other payables	(17,000)	9,000	(46,000)

Net cash provided by operating activities	19,520,000	18,487,000	16,335,000

Investing activities:
Loans acquired from First Republic	(22,693,000)	(76,092,000)	(73,563,000)
Principal payments on loans	68,096,000	67,420,000	84,278,000

Net cash provided by (used for) investing activities	45,403,000	(8,672,000)	10,715,000

Financing activities:
Dividends paid on preferred stock	(13,540,000)	(14,252,000)	(14,252,000)
Dividends paid on common stock	—	—	(1,000)
Redemption of Series B preferred stock	(42,000,000)	—	—
Repurchase of common stock	—	—	(23,000)

Net cash used for financing activities	(55,540,000)	(14,252,000)	(14,276,000)

Increase (decrease) in cash and cash equivalents	9,383,000	(4,437,000)	12,774,000
Cash and cash equivalents at beginning of year	12,813,000	17,250,000	4,476,000

Cash and cash equivalents at end of year	$22,196,000	$12,813,000	$17,250,000

Supplemental disclosure of cash flow information:
Consent dividends on common stock	$5,870,000	$4,204,000	$1,924,000

Supplemental schedule of noncash financing activities:
Conversion of Series C preferred stock into common shares of First Republic	$7,000,000	$—	$—

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

NOTES TO FINANCIAL STATEMENTS

December 28, 2007

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed by First Republic Bank (“First Republic”) in April 1999 for the purpose of raising capital for First Republic. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secure by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

On September 21, 2007, Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”) acquired all of First Republic’s outstanding shares of common stock. First Republic, which owned 100% of the Company’s outstanding common shares, merged with and into Merrill Lynch Bank & Trust Co., FSB, a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Upon completion of the merger, First Republic became a division of Merrill Lynch Bank & Trust Co., FSB. On the same date, Merrill Lynch Bank & Trust Co., FSB (hereinafter referred to as the “Bank”) became the controlling shareholder and owner of 100% of the Company’s outstanding common shares. As a result of the merger, the Company changed its fiscal year end from December 31 to the last Friday in December. The impact of this change in the reporting period was not material. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock (other than the changes discussed in Note 6, “Preferred Stock.”)

The acquisition of First Republic was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The purchase price of First Republic was allocated to the assets and liabilities of First Republic based on their estimated fair values. The portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values. (See Note 2, “Purchase Accounting.”) Since push down accounting has resulted in a change in basis of the Company’s assets and liabilities, a vertical black line appears on the Statement of Income to distinguish between the Company’s results of operations prior to the change of control and after the change of control.

At December 28, 2007, the Company has issued 30,538,277 shares of common stock, par value $ 0.01 per share. The Bank owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

Note 2.     Purchase Accounting

As a result of the allocation of the purchase price of First Republic, fair value adjustments have been pushed down to the Company’s assets and liabilities resulting in an adjustment to Mortgage Loans based on their estimated fair values, the same basis as in consolidation with the Bank. The following table presents the push down accounting adjustments to recognize assets and liabilities at their estimated fair values as of the acquisition date; the offset was recognized in additional paid-in capital:

	Carrying Value as of September 21, 2007	Push Down Accounting Adjustments	Estimated Fair Value as of September 21, 2007
Assets
Single family mortgage loans	$257,744,000	$(10,256,000)	$247,488,000
Multifamily mortgage loans	30,516,000	(168,000)	30,348,000

Total mortgage loans	$288,260,000	$(10,424,000)	$277,836,000

Liabilities and Stockholder’s Equity
Additional paid-in capital	$180,016,000	$(10,424,000)	$169,592,000

Management estimated the fair value of assets and liabilities as of the merger date to be equal to their carrying values with the exception of Mortgage Loans. Due to the limited period of time during the third quarter of 2007 from the merger date to the end of the quarter, management of the Company and First Republic estimated the fair value of Mortgage Loans as of September 21, 2007 by grouping the loans according to interest rate type, applying interest rates as of September 21, 2007 and considering other factors such as prevailing market conditions. During the fourth quarter of 2007, management refined the analysis on an individual loan basis, resulting in a change to the initial estimated fair value of Mortgage Loans by $2,036,000. The net reduction to the carrying value of Mortgage Loans will be accounted for as a loan purchase discount and accreted into interest income beginning in the fourth quarter of 2007 and over the remaining life of the related loans. The push down accounting adjustments did not impact cash flows.

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

Mortgage Loans

The Company has purchased Mortgage Loans from First Republic at First Republic’s carrying amount, which generally has approximated the fair value of the loans at the date of purchase. If a significant difference were to exist between First Republic’s carrying amount and the fair value of loans at the date of purchase, the Company would record the difference as a capital contribution by First Republic or a capital distribution to First Republic.

Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with SFAS No. 141, “Business Combinations,” Mortgage Loans were revalued to reflect their estimated fair values as of the merger date. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using methods that approximate the interest method. The unaccreted discount or unamortized premium on a loan paid in full is recognized in income at the time of payoff.

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

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and an interest-earning deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 28, 2007, December 31, 2006 or December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of the adoption of FIN 48 to the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands quantitative and qualitative disclosures. SFAS No. 157 applies when other accounting pronouncements require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, with limited retrospective application for certain financial instruments. Merrill Lynch & Co. early adopted the provisions of SFAS No. 157 in the first quarter of 2007. As a result of the acquisition by Merrill Lynch & Co., the Company was required to adopt SFAS No. 157 in the third quarter of 2007. However, the Company has no assets or liabilities that are measured at fair value under applicable accounting pronouncements. The Company’s assets or liabilities that were adjusted to their estimated fair values as a result of the acquisition are not included in the scope of the disclosure requirements under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 159 allows an entity to elect to measure certain financial assets and liabilities at fair value upon initial recognition or upon occurrence of an event that results in a new basis of accounting. The fair value election, if made, shall be applied on an instrument by instrument basis and is irrevocable. Upon adoption of SFAS No. 159, a cumulative effect adjustment to the opening balance of retained earnings would be made to record existing assets or liabilities at fair value. At each subsequent reporting date, changes in the fair value of those assets and liabilities would be recognized in earnings. SFAS No. 159 does not affect existing guidance for fair value measurement and does not eliminate existing disclosure requirements relating to fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. Merrill Lynch & Co. early adopted the provisions of SFAS No. 159. As a result of the acquisition by Merrill Lynch & Co., the Company was required to adopt SFAS No. 159 in the third quarter of 2007. However, the Company did not elect the fair value option for any of its financial assets and liabilities.

Note 4.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the Mortgage Loan portfolio at December 28, 2007 and December 31, 2006:

	December 28, 2007	December 31, 2006

Single family mortgage loans	$237,382,000	$288,725,000
Multifamily mortgage loans	30,124,000	34,491,000

Total mortgage loans	$267,506,000	$323,216,000

There were no nonaccrual loans and no impaired loans at December 28, 2007 or December 31, 2006. The following table presents information with respect to the Company’s allowance for loan losses for each of the last three years:

	For the Year Ended
	December 28, 2007	December 31,
		2006	2005
Allowance for loan losses
Balance at the beginning of year	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance at the end of year	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$304,270,000	$328,835,000	$326,174,000
Total Mortgage Loans at December 31	$267,506,000	$323,216,000	$314,779,000
Ratio of allowance for loan losses to total loans	0.18%	0.15%	0.15%

There have been no changes to the Company’s allowance for the past three years because the size and composition of the loan portfolio has been relatively unchanged. As of December 28, 2007, the Company’s allowance for loan losses was 0.18% of total loans.

Note 5.    Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the years ended December 28, 2007, December 31, 2006, and December 31, 2005:

	For the Year Ended
	December 28, 2007	December 31,
		2006	2005
Mortgage Loans acquired from First Republic:
Principal	$22,666,000	$75,845,000	$73,373,000
Premium	27,000	247,000	190,000

Total Mortgage Loans acquired	22,693,000	76,092,000	73,563,000
Loan servicing fee expense	752,000	804,000	788,000
Advisory fee expense	$100,000	$100,000	$100,000

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2007, 2006 and 2005, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at December 28, 2007 and at December 31, 2006.

At December 28, 2007, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. At December 31, 2006, these shares were owned by First Republic. During 2007, 2006 and 2005, neither the Bank nor First Republic purchased any of the Company’s outstanding Series A Preferred Shares.

Note 6.    Preferred Stock

At December 28, 2007, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at December 28, 2007 and December 31, 2006:

	December 28, 2007	December 31, 2006
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series B—1,840,000 shares authorized, 1,680,000 issued and outstanding at December 31, 2006	—	42,000,000
Series C—10,000 shares authorized, 7,000 issued and outstanding at December 31, 2006	—	7,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$164,000,000

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

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. The Company’s proceeds from this issuance were $42 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. On November 19, 2007 (“Redemption Date”), the Company redeemed the Series B Preferred Shares at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $10.296 per share of all the issued and outstanding Series B Preferred Shares.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred shares, in whole (but not in part). The liquidation preference for the Series A Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Share is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

The Company’s preferred shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares is 1:1. The exchange rate for the Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights.

Note 7.    Common Stock

At December 28, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Shares. The Company issued no common stock in 2006 or in 2005. In January 2005, the Company tendered an offer to repurchase the 9,840 shares that were issued to 123 current and former employees of First Republic. As of December 28, 2007, all individuals had accepted the offer of $2.50 per share, or $200 for each owner.

Holders of common stock are entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 8.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock that the Company paid in 2007, 2006 and 2005:

	2007	2006	2005
Series A Preferred Shares	$5,743,000	$5,775,000	$5,775,000
Series B Preferred Shares	3,293,000	3,728,000	3,728,000
Series C Preferred Shares	178,000	399,000	399,000
Series D Preferred Shares	4,326,000	4,350,000	4,350,000

Total	$13,540,000	$14,252,000	$14,252,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on its common stock of $5,870,000 for 2007, $4,204,000 for 2006 and $1,924,000 for 2005. The dividends on the common stock shares owned by the Bank in 2007 and by First Republic in 2006 and 2005 were treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 9.    Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 28, 2007 and December 31, 2006:

	December 28, 2007		December 31, 2006
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and interest-earning deposit	$22,196	$22,196	$12,813	$12,813
Mortgage loans, net	$267,025	$261,841	$322,735	$323,165

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Interest-earning Deposit: The carrying value approximates the estimated fair value.

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

Note 10.    Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at December 28, 2007 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$133,635	$29,710	$23,836	$7,724	$19,646	$21,378	$1,453	$237,382	89%
Multifamily	22,618	865	3,391	625	2,625	—	—	30,124	11

Total	$156,253	$30,575	$27,227	$8,349	$22,271	$21,378	$1,453	$267,506	100%

Percent by location	58%	12%	10%	3%	8%	8%	1%	100%

At December 28, 2007, approximately 79% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of Mortgage Loans.

Note 11.    Quarterly Data (Unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2007 and 2006. Since push down accounting resulted in a change in basis of the Company’s assets and liabilities, a vertical black line appears in the quarterly data table to distinguish between the Company’s results of operations prior to the change of control and after the change of control.

	2007				2006
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,895	$4,845	$4,939	$4,988	$5,020	$4,776	$4,537	$4,401
Provision for loan losses	—	—	—	—	—	—	—	—
Other income	—	—	58	—	—	—	—	—
Operating expense	74	84	86	71	71	67	71	69

Net income	4,821	4,761	4,911	4,917	4,949	4,709	4,466	4,332
Preferred stock dividends	2,972	3,464	3,541	3,563	3,563	3,563	3,563	3,563

Net income available to common stockholders	$1,849	$1,297	$1,370	$1,354	$1,386	$1,146	$903	$769