Form 10-Q
period 2008-03-28
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2008-05-09
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☒  (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 2, 2008 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

PART I – FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three months ended March 28, 2008 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. (See Note 1 for discussion of a business combination with Merrill Lynch & Co. in September 2007.)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEETS

(Unaudited)

	March 28, 2008	December 28, 2007
ASSETS
Cash and cash equivalents	$45,044,000	$22,196,000

Single family mortgage loans	218,301,000	237,382,000
Multifamily mortgage loans	29,973,000	30,124,000

Total mortgage loans	248,274,000	267,506,000
Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	247,793,000	267,025,000
Accrued interest receivable	1,257,000	1,383,000
Prepaid expenses	25,000	58,000

Total Assets	$294,119,000	$290,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,412,000	$—
Payable to First Republic (Note 3)	35,000	25,000
Other payables	84,000	69,000

Total liabilities	1,531,000	94,000

Stockholders’ equity (Notes 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized: 10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 shares issued and outstanding at March 28, 2008 and December 28, 2007	305,000	305,000
Additional paid-in capital	175,463,000	175,463,000
Retained earnings (dividends in excess of retained earnings)	1,820,000	(200,000)

Total stockholders’ equity	292,588,000	290,568,000

Total Liabilities and Stockholders’ Equity	$294,119,000	$290,662,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 28, 2008	March 31, 2007
Interest income:
Interest on loans	$4,377,000	$4,864,000
Interest on interest-earning deposit with First Republic	285,000	124,000

Total interest income	4,662,000	4,988,000

Operating expense:
Advisory fees payable to First Republic (Note 3)	25,000	25,000
General and administrative	62,000	46,000

Total operating expense	87,000	71,000

Net income	4,575,000	4,917,000
Dividends on preferred stock (Note 6)	2,555,000	3,563,000

Net income available to common stockholders	$2,020,000	$1,354,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of January 1, 2007	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Net income	—	—	—	4,917,000	4,917,000
Dividends on preferred stock	—	—	—	(3,563,000)	(3,563,000)

Balance as of March 31, 2007	$164,000,000	$294,000	$173,028,000	$1,154,000	$338,476,000

Balance as of December 28, 2007	$115,000,000	$305,000	$175,463,000	$(200,000)	$290,568,000
Net income	—	—	—	4,575,000	4,575,000
Dividends on preferred stock	—	—	—	(2,555,000)	(2,555,000)

Balance as of March 28, 2008	$115,000,000	$305,000	$175,463,000	$1,820,000	$292,588,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2008	March 31, 2007
Operating activities:
Net income	$4,575,000	$4,917,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Discount accretion) premium amortization on loans	(412,000)	46,000
Decrease (increase) in accrued interest receivable	126,000	(10,000)
Decrease (increase) in prepaid expenses	33,000	(23,000)
Increase in payable to First Republic	10,000	—
Increase in other payables	15,000	11,000

Net cash provided by operating activities	4,347,000	4,941,000

Investing activities:
Loans acquired from First Republic	—	(22,693,000)
Principal payments on loans	19,644,000	21,497,000

Net cash provided by (used for) investing activities	19,644,000	(1,196,000)

Financing activities:
Dividends paid on preferred stock	(1,143,000)	(2,019,000)

Net cash used for financing activities	(1,143,000)	(2,019,000)

Increase in cash and cash equivalents	22,848,000	1,726,000
Cash and cash equivalents at beginning of year	22,196,000	12,813,000

Cash and cash equivalents at end of period	$45,044,000	$14,539,000

Supplemental disclosure of cash flow information:
Preferred stock dividends payable	$1,412,000	$1,544,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB, a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”). The Company is Nevada corporation formed in April 1999 for the purpose of raising capital for Merrill Lynch Bank & Trust Co., FSB (hereinafter referred to as the “Bank”). The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secure by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic Bank (“First Republic”). The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

First Republic owned 100% of the Company’s outstanding shares until September 2007 when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of the Bank, and the Bank became the controlling shareholder of the Company. The acquisition of First Republic was accounted for under the purchase method of accounting. The portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values. Push down accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Therefore, a vertical black line appears on the Statement of Income to distinguish between the Company’s results of operations prior to the change of control and after the change of control. As a result of the merger, the Company changed its fiscal quarter end from the last day to the last Friday of the third month in the quarter.

At March 28, 2008, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2007 Annual Report on
Form 10-K for the year ended December 28, 2007 (the “2007 Annual Report”), Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008.

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

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using methods that approximate the interest method. The unaccreted discount or unamortized premium on a loan sold or paid in full is recognized in income at the time of sale or payoff.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and an interest-earning deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 28, 2008 or March 31, 2007.

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the three months ended March 28, 2008 and March 31, 2007:

	Three Months Ended
	March 28, 2008	March 31, 2007
Mortgage Loans acquired from First Republic:
Principal	$—	$22,666,000
Premium	—	27,000

Total Mortgage Loans acquired	$—	$22,693,000

Loan servicing fee expense	$162,000	$203,000
Advisory fee expense	$25,000	$25,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2008 and 2007, payable in equal quarterly installments. At March 28, 2008 and at December 28, 2007, the Company had advisory fees payable to First Republic of $25,000.

At March 28, 2008 and at December 28, 2007, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. For the first three months of 2008 and 2007, neither the Bank nor First Republic purchased any of the Company’s outstanding Series A Preferred Shares.

Note 4. Preferred Stock

At March 28, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at March 28, 2008 and December 28, 2007:

	March 28, 2008	December 28, 2007
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

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

In June 2001, the company issued 7,000 Series C Preferred Shares. In June 2007, the holder of the Series C Preferred Shares elected to exercise the right to convert all of the shares into common stock of First Republic. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Shares. The former holder of the Series C Preferred Shares has no further rights arising out of the ownership of such shares.

In January 2002, the Company issued 1,680,000 Series B Preferred Shares. On November 19, 2007 (the “Redemption Date”), the Company redeemed the Series B Preferred Shares at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $10.296 per share of all the issued and outstanding Series B Preferred Shares.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred shares, in whole (but not in part). The liquidation preference for the Series A Preferred Shares is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Shares is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

The Company’s preferred shares will be exchanged into preferred shares of the Bank upon the occurrence of certain events. The exchange rate for the Series A Preferred Shares is 1:1. The exchange rate for the Series D Preferred Shares is 1:1/40. Except under certain limited circumstances, the holders of the Company’s preferred shares have no voting rights.

Note 5. Common Stock

At March 28, 2008, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by the Bank. The Company issued no common stock in the first three months of 2008. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Shares.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three months ended March 28, 2008 and March 31, 2007. The Company paid the dividends on the Series D Preferred Shares during the three months ended March 28, 2008. The Company accrued the dividends on the Series A Preferred Shares and expects to pay these dividends on June 30, 2008.

	Three Months Ended
	March 28, 2008	March 31, 2007
Series A Preferred Shares	$1,444,000	$1,444,000
Series B Preferred Shares	—	932,000
Series C Preferred Shares	—	100,000
Series D Preferred Shares	1,111,000	1,087,000

Total	$2,555,000	$3,563,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three months ended March 28, 2008 or March 31, 2007.

Note 7. Concentration of Credit Risk

At March 28, 2008, approximately 80% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of March 28, 2008 and results of operations for the three months ended March 28, 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the 2007 Annual Report.

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

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “target,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operation or financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other Company filings with the SEC (including in Item 1A, “Risk Factors,” in the 2007 Annual Report and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “First Republic” refers to First Republic Bank, and the “Bank” refers to Merrill Lynch Bank & Trust Co., FSB.

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

Results of Operations

Overview

Net income was $4,575,000 for the first quarter of 2008, compared with $4,917,000 for the first quarter of 2007. The decrease was primarily due to a decrease in interest income resulting from lower average loan balances. The ratio of earnings to fixed charges for the first quarter was 1.79x in 2008 and 1.38x in 2007. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in the first quarter of 2008 compared with the same period in 2007 due to lower average loan balances, offset by higher loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended
	March 28, 2008			March 31, 2007
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Income Interest	Yield
Loans	$257,349	$4,377	6.82%	$325,778	$4,864	5.97%
Short-term investments	34,105	285	3.35	12,188	124	4.08

Total interest-earning assets	$291,454	$4,662	6.42%	$337,966	$4,988	5.90%

Interest income on Mortgage Loans decreased $487,000, or 10%, in the first quarter of 2008 compared with the same period in 2007 due to lower average balances as cash was accumulated in anticipation of the possible redemption of the Series B Preferred Shares. Beginning in the fourth quarter of 2007, interest income on mortgage loans included discount accretion related to the valuation of loans for purchase accounting, which increased the average yield on loans. The net discount accretion was $412,000 for the first quarter of 2008 compared with the net premium amortization of $(46,000) for the same period in 2007. The total net unaccreted purchase accounting discount was $9.1 million at March 28, 2008. The weighted average coupon rate on Mortgage Loans was 5.87% at March 28, 2008, 6.12% at December 28, 2007 and 6.09% at March 31, 2007. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $162,000 for the first quarter of 2008 and $203,000 for the same period in 2007.

Interest income on short-term investments increased in the first quarter of 2008, compared with the same period in 2007, due to higher average investment balances, offset by lower rates. The average yield on short-term investments decreased to 3.35% in the first quarter of 2008, compared with 4.08% for the same period in 2007.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2008 and 2007, or $25,000 per quarter.

General and administrative expenses were $62,000 for the first quarter of 2008 and $46,000 for the same period in 2007. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Short-term Investments on Deposit with First Republic

At March 28, 2008 and December 28, 2007, short-term investments consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at March 28, 2008 and December 28, 2007 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At March 28, 2008, approximately $137 million of loans, or 61% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average loan-to-value (“LTV”) ratio at March 28, 2008 of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At March 28, 2008 and December 28, 2007, there were no nonaccrual loans, impaired loans, loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Three Months Ended		For the Year Ended December 28, 2007
	March 28, 2008	March 31, 2007
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$257,349,000	$325,778,000	$304,270,000
Total Mortgage Loans at end of period	$248,274,000	$324,366,000	$267,506,000
Ratio of allowance for loan losses to total loans	0.19%	0.15%	0.18%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at March 28, 2008 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York /New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total

								Amount	%
Single family	$124,114	$28,552	$20,264	$7,624	$16,885	$19,515	$1,347	$218,301	88%
Multifamily	22,492	865	3,378	622	2,616	—	—	29,973	12

Total	$146,606	$29,417	$23,642	$8,246	$19,501	$19,515	$1,347	$248,274	100%

Percent by location	59%	12%	10%	3%	8%	7%	1%	100%

At March 28, 2008, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 51%, based upon the appraised values of the properties at the time the loans were originated.

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

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.79x for the first quarter of 2008, compared with 1.38x for the first quarter of 2007 and 1.43x for the year 2007.

Since mid-2004 through September 2007, interest rates have moved up from 40-year historical lows. The yield on total interest-earning assets rose to 6.42% for the first quarter of 2008, compared with 5.90% for the first quarter of 2007. The increase in the yield was due to rising interest rates, a change in the portfolio mix to higher-yielding loans and discount accretion related to the Bank’s acquisition of the Company. The portfolio mix in terms of interest rate type at March 28, 2008 was similar to that at March 31, 2007. ARMs were 76% of Mortgage Loans at March 28, 2008 and at March 31, 2007. However, interest rates have been dropping since September 2007, and the weighted average coupon rate for ARMs at March 28, 2008 decreased 31 basis points from a year ago, compared with a 10 basis point increase in the weighted average coupon rate for intermediate fixed rate loans and no change for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 22.1 years at March 28, 2008 and 23.1 years at March 31, 2007.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 5.96% at March 28, 2008, down 31 basis points from 6.27% at March 31, 2007 due to the drop in short-term rates. The decrease in the yield on ARM loans was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At March 28, 2008, ARM loans indexed to COFI were 81% of total ARMs and 61% of Mortgage Loans, compared with 78% of total ARMs and 59% of Mortgage Loans at March 31, 2007.

For intermediate fixed and fixed rate loans, the balance outstanding at March 28, 2008 was $58.6 million, or 24% of total Mortgage Loans, compared with $75.7 million at March 31, 2007, or 24% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.42% at March 28, 2008, up from 5.32% at March 31, 2007. The weighted average coupon rate for fixed rate loans was 5.68% at March 28, 2008 and at March 31, 2007.

The following table presents an analysis of Mortgage Loans at March 28, 2008 by interest rate type:

($ in thousands)	Balance	Net Coupon(1)(2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$153,614	6.03%	1	61%
CMT	22,506	5.98	8	9
LIBOR	13,602	5.08	2	6

Total ARMs	189,722	5.96	2	76

Intermediate fixed:
12 months to 36 months	10,337	5.15	24	4
37 months to 60 months	8,261	5.74	47	4
Greater than 60 months	3,614	5.43	72	2

Total intermediate fixed	22,212	5.42	41	10

Total adjustable rate loans	211,934	5.90	6	86

Fixed rate loans	36,340	5.68		14

Total loans	$248,274	5.87%		100%

(1)	Weighted average coupon rate.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 28, 2008:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$45,044	$—	$—	$—	$—	$—	$45,044
Loans, net	178,048	22,368	24,058	14,161	9,158	—	247,793
Other assets	—	—	—	—	—	1,282	1,282

Total assets	$223,092	$22,368	$24,058	$14,161	$9,158	$1,282	$294,119

Other liabilities	$—	$—	$—	$—	$—	$1,531	$1,531
Stockholders’ equity	—	—	—	—	—	292,588	292,588

Total liabilities and equity	$—	$—	$—	$—	$—	$294,119	$294,119

Repricing gap — positive (negative)	$223,092	$22,368	$24,058	$14,161	$9,158	$(292,837)

Cumulative repricing gap:
Dollar amount	$223,092	$245,460	$269,518	$283,679	$292,837

Percent of total assets	75.9%	83.5%	91.6%	96.5%	99.6%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of March 28, 2008, were effective for providing reasonable assurance that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 1A.	Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these factors are described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007. Any factor described in the Company’s 2007 Form 10-K or in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition. There may be other factors not described in the Company’s 2007 Form 10-K or in this Quarterly Report on Form 10-Q that could cause results to differ from the Company’s expectations.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 9, 2008	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 15 U.S.C. 7m(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.