Form 10-Q
period 2008-09-26
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2008-11-07
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2008 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following interim financial statements as of and for the three and nine months ended September 26, 2008 and September 30, 2007 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. (See Note 1 for discussion of a business combination with Merrill Lynch & Co. in September 2007.)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEETS

(Unaudited)

	September 26, 2008	December 28, 2007
ASSETS
Cash and cash equivalents	$73,153,000	$22,196,000

Single family mortgage loans	198,011,000	237,382,000
Multifamily mortgage loans	26,090,000	30,124,000

Total mortgage loans	224,101,000	267,506,000
Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	223,620,000	267,025,000
Accrued interest receivable	1,222,000	1,383,000
Prepaid expenses	11,000	58,000

Total Assets	$298,006,000	$290,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock (Note 6)	$2,475,000	$—
Payable to First Republic (Note 3)	25,000	25,000
Other payables	118,000	69,000

Total liabilities	2,618,000	94,000

Stockholders’ equity (Notes 4 and 5):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25.00 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 shares issued and outstanding at September 26, 2008 and December 28, 2007	305,000	305,000
Additional paid-in capital	175,463,000	175,463,000
Retained earnings (dividends in excess of retained earnings)	4,620,000	(200,000)

Total stockholders’ equity	295,388,000	290,568,000

Total Liabilities and Stockholders’ Equity	$298,006,000	$290,662,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26, 2008	Sept. 30, 2007	Sept. 26, 2008	Sept. 30, 2007
Interest income:
Interest on loans	$3,414,000	$4,329,000	$11,576,000	$13,852,000
Interest on interest-earning deposit with First Republic	451,000	516,000	1,073,000	920,000

Total interest income	3,865,000	4,845,000	12,649,000	14,772,000

Other income	—	—	—	58,000
Operating expense:
Advisory fees payable to First Republic (Note 3)	25,000	25,000	75,000	75,000
General and administrative	49,000	59,000	160,000	166,000

Total operating expense	74,000	84,000	235,000	241,000

Net income	3,791,000	4,761,000	12,414,000	14,589,000
Dividends on preferred stock (Note 6)	2,532,000	3,464,000	7,594,000	10,568,000

Net income available to common stockholders	$1,259,000	$1,297,000	$4,820,000	$4,021,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of January 1, 2007	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic	(7,000,000)	—	—	—	(7,000,000)
Issuance of 1,185,484 shares of common stock to First Republic	—	11,000	6,989,000	—	7,000,000
Push down accounting adjustment	—	—	(10,424,000)	—	(10,424,000)
Net income	—	—	—	14,589,000	14,589,000
Dividends on preferred stock	—	—	—	(10,568,000)	(10,568,000)

Balance as of September 30, 2007	$157,000,000	$305,000	$169,593,000	$3,821,000	$330,719,000

Balance as of December 28, 2007	$115,000,000	$305,000	$175,463,000	$(200,000)	$290,568,000
Net income	—	—	—	12,414,000	12,414,000
Dividends on preferred stock	—	—	—	(7,594,000)	(7,594,000)

Balance as of September 26, 2008	$115,000,000	$305,000	$175,463,000	$4,620,000	$295,388,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 26, 2008	Sept. 30, 2007
Operating activities:
Net income	$12,414,000	$14,589,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Discount accretion) premium amortization on loans	(1,053,000)	144,000
Decrease in accrued interest receivable	161,000	174,000
Decrease (increase) in prepaid expenses	47,000	(8,000)
Increase (decrease) in other payables	49,000	(33,000)

Net cash provided by operating activities	11,618,000	14,866,000

Investing activities:
Loans acquired from First Republic	—	(22,693,000)
Principal payments on loans	44,458,000	57,919,000

Net cash provided by investing activities	44,458,000	35,226,000

Financing activities:
Dividends paid on preferred stock	(5,119,000)	(9,124,000)

Net cash used for financing activities	(5,119,000)	(9,124,000)

Increase in cash and cash equivalents	50,957,000	40,968,000
Cash and cash equivalents at beginning of year	22,196,000	12,813,000

Cash and cash equivalents at end of period	$73,153,000	$53,781,000

Supplemental disclosure of cash flow information:
Preferred stock dividends payable	$2,475,000	$1,444,000
Conversion of Series C preferred stock into common shares of First Republic	$—	$7,000,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”) is a Nevada corporation formed in April 1999. The Company is a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB, a federal stock savings bank and a wholly owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”). The Company was formed for the purpose of raising capital for its parent company, which is now Merrill Lynch Bank & Trust Co., FSB (hereinafter referred to as the “Bank”). The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic Bank (“First Republic”). The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

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

At September 26, 2008, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Recent Development

On September 15, 2008, Merrill Lynch & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into Merrill Lynch & Co. with Merrill Lynch & Co. continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The merger has been approved by the board of directors of each of Merrill Lynch & Co. and Bank of America and is subject to shareholder votes at both companies.

Upon completion of the merger, each outstanding share of Merrill Lynch & Co. common stock will be converted into the right to receive 0.8595 shares of Bank of America common stock, and the Bank of America board of directors will be expanded to include three existing directors of Merrill Lynch & Co. The Merger Agreement contains certain termination rights for both Merrill Lynch & Co. and Bank of America and is subject to customary closing conditions, including standard regulatory approvals. The transaction is expected to close on December 31, 2008 or earlier subject to shareholder approval, customary closing conditions and regulatory approvals.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the balance sheet date. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell such real estate. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and an interest-earning deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine months ended September 26, 2008 or September 30, 2007.

Note 3. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the three and nine months ended September 26, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2008	Sept. 30, 2007	Sept. 26, 2008	Sept. 30, 2007
Mortgage Loans acquired from First Republic:
Principal	$—	$—	$—	$22,666,000
Premium	—	—	—	27,000

Total Mortgage Loans acquired	$—	$—	$—	$22,693,000

Loan servicing fee expense	$147,000	$180,000	$460,000	$579,000
Advisory fee expense	$25,000	$25,000	$75,000	$75,000

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2008 and 2007, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at September 26, 2008 and at December 28, 2007.

At September 26, 2008 and at December 28, 2007, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. For the first nine months of 2008 and 2007, neither the Bank nor First Republic purchased any of the Company’s outstanding Series A Preferred Shares. The Company had dividends payable to the Bank of $652,000 at September 26, 2008.

Note 4. Preferred Stock

At September 26, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at September 26, 2008 and December 28, 2007:

	September 26, 2008	December 28, 2007
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

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

Note 5. Common Stock

At September 26, 2008, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by the Bank. The Company issued no common stock in the first nine months of 2008. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Shares.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 6. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three and nine months ended September 26, 2008 and September 30, 2007. In 2008, the Company paid dividends on the Series A Preferred Shares and the Series D Preferred Shares for the six months ended June 30, 2008 and accrued dividends on each series for the three months ended September 26, 2008. The Company expects to pay the dividends on the Series D Preferred Shares on September 30, 2008.

	Three Months Ended		Nine Months Ended
	Sept. 26, 2008	Sept. 30, 2007	Sept. 26, 2008	Sept. 30, 2007
Series A Preferred Shares	$1,444,000	$1,444,000	$4,331,000	$4,331,000
Series B Preferred Shares	—	932,000	—	2,796,000
Series C Preferred Shares	—	—	—	178,000
Series D Preferred Shares	1,088,000	1,088,000	3,263,000	3,263,000

Total	$2,532,000	$3,464,000	$7,594,000	$10,568,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three and nine months ended September 26, 2008 or September 30, 2007.

Note 7. Concentration of Credit Risk

At September 26, 2008, approximately 80% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition—Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of September 26, 2008 and results of operations for the three and nine months ended September 26, 2008. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the 2007 Annual Report.

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

Results of Operations

Overview

Net income was $3,791,000 and $12,414,000 for the third quarter and first nine months of 2008, compared with $4,761,000 and $14,589,000 for the same periods in 2007. The decrease was primarily due to a decrease in interest income resulting from lower average loan balances. The ratio of earnings to fixed charges was 1.50x and 1.63x for the third quarter and first nine months of 2008, and 1.37x and 1.38x for the same periods in 2007. The increases in 2008 are the result of the redemption of $42 million of Series B preferred stock in November 2007. Dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in the third quarter and first nine months of 2008 compared with the same periods in 2007 due to lower average loan balances, partially offset by higher loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended
	September 26, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$229,248	$3,414	5.97%	$293,630	$4,329	5.88%
Short-term investments	65,778	451	2.76	46,990	516	4.29

Total interest-earning assets	$295,026	$3,865	5.25%	$340,620	$4,845	5.66%

	Nine Months Ended
	September 26, 2008			September 30, 2007
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$242,426	$11,576	6.38%	$311,135	$13,852	5.93%
Short-term investments	51,368	1,073	2.80	28,656	920	4.23

Total interest-earning assets	$293,794	$12,649	5.76%	$339,791	$14,772	5.79%

Interest income on Mortgage Loans decreased $915,000, or 21%, in the third quarter of 2008 compared with the same period in 2007 due to lower average balances as cash has been accumulated in anticipation of the possible redemption of the Series D Preferred Shares. Beginning in the fourth quarter of 2007, interest income on mortgage loans included discount accretion related to the valuation of loans for purchase accounting, which increased the average yield on loans. The net discount accretion was $368,000 and $1,053,000 for the third quarter and first nine months of 2008 compared with the net premium amortization of ($36,000) and ($144,000) for the same periods in 2007. The total net unaccreted purchase accounting discount was $8.5 million at September 26, 2008. The weighted average net coupon rate on Mortgage Loans was 5.06% at September 26, 2008, 6.12% at December 28, 2007 and 6.03% at September 30, 2007. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $147,000 and $460,000 for the third quarter and first nine months of 2008 and $180,000 and $579,000 for the same periods in 2007.

Interest income on short-term investments decreased $65,000 in the third quarter of 2008 compared with the same period in 2007 due to lower rates. For the first nine months of 2008, interest income on short-term investments increased $153,000 compared with the same period in 2007 due to higher average investment balances, partially offset by lower rates. The average yields on short-term investments for the third quarter and first nine months of 2008 decreased to 2.76% and 2.80% respectively, compared with 4.29% and 4.23% for the same periods in 2007.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2008 and 2007, or $25,000 per quarter.

General and administrative expenses were $49,000 and $160,000 for the third quarter and first nine months of 2008, compared with $59,000 and $166,000 for the same periods in 2007. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Short-term Investments on Deposit with First Republic

At September 26, 2008 and December 28, 2007, short-term investments consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at September 26, 2008 and December 28, 2007 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At September 26, 2008, approximately $125 million of loans, or 61% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average loan-to-value (“LTV”) ratio at September 26, 2008 of approximately 54%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At September 26, 2008 and December 28, 2007, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. At September 26, 2008, there was one single family loan of $4.4 million that was contractually past due more than 90 days but was classified as an accrual loan. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Nine Months Ended		For the Year Ended December 28, 2007
	Sept. 26, 2008	Sept. 30, 2007
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$242,426,000	$311,135,000	$304,270,000
Total Mortgage Loans at end of period	$224,101,000	$275,385,000	$267,506,000
Ratio of allowance for loan losses to total loans	0.21%	0.17%	0.18%

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans at September 26, 2008 by major geographic location:

	San Francisco Bay Area	New York /New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$112,563	$25,392	$19,372	$6,826	$15,306	$17,214	$1,338	$198,011	88%
Multifamily	19,501	865	2,512	617	2,595	—	—	26,090	12

Total	$132,064	$26,257	$21,884	$7,443	$17,901	$17,214	$1,338	$224,101	100%

Percent by location	59%	12%	10%	3%	8%	7%	1%	100%

At September 26, 2008, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 51%, based upon the appraised values of the properties at the time the loans were originated.

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans. On occasion, the Company’s liquidity needs include accumulating cash in anticipation of a preferred stock redemption. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds from principal repayments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company maintains a minimum average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.50x for the third quarter of 2008, compared with 1.37x for the third quarter of 2007.

Beginning mid-2004, interest rates moved up from 40-year historical lows through September 2007 when interest rates began to fall. The yield on total interest-earning assets dropped 41 basis points to 5.25% for the third quarter of 2008 compared with the third quarter of 2007 primarily due to the increase in lower-yielding short-term investments, offset by discount accretion related to the Bank’s acquisition of the Company. The yield on loans increased 9 basis points; however, excluding the net discount accretion in the third quarter of 2008 and the net premium amortization in the third quarter of 2007, the yield would have decreased by approximately 63 basis points. The loan portfolio mix in terms of interest rate type at September 26, 2008 was similar to that at September 30, 2007. ARMs were 75% of Mortgage Loans at September 26, 2008 and 77% at September 30, 2007. However, the weighted average net coupon rate for ARMs at September 26, 2008 decreased 128 basis points from a year ago, compared with a 1 basis point increase in the weighted average net coupon rate for intermediate fixed and fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 21.5 years at September 26, 2008 and 22.7 years at September 30, 2007.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. For ARMs, the decrease in the weighted average net coupon rate of 128 basis points was due to the drop in short-term rates. The average interest rate reset period for ARMs was 2 months at September 26, 2008. The decrease in the yield on ARM loans was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At September 26, 2008, ARM loans indexed to COFI were 84% of total ARMs and 63% of Mortgage Loans, compared with 76% of total ARMs and 58% of Mortgage Loans at September 30, 2007.

For intermediate fixed and fixed rate loans, the balance outstanding at September 26, 2008 was $54.7 million, or 25% of total Mortgage Loans, compared with $67.2 million at September 30, 2007, or 23% of total Mortgage Loans. The weighted average net coupon rate for intermediate fixed rate loans was 5.38% at September 26, 2008, up from 5.37% at September 30, 2007. The weighted average net coupon rate for fixed rate loans was 5.68% at September 26, 2008 and 5.67% at September 30, 2007.

The following table presents an analysis of Mortgage Loans at September 26, 2008 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$142,265	4.84%	1	63%
CMT	18,295	5.50	5	8
LIBOR	8,816	4.55	2	4

Total ARMs	169,376	4.90	2	75

Intermediate fixed:
12 months to 36 months	9,542	5.29	21	4
37 months to 60 months	10,441	5.40	46	5
Greater than 60 months	1,052	6.00	86	1

Total intermediate fixed	21,035	5.38	37	10

Total adjustable rate loans	190,411	4.95	6	85

Fixed rate loans	33,690	5.68		15

Total loans	$224,101	5.06%		100%

(1)	Weighted average net coupon rate.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of September 26, 2008:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$73,153	$—	$—	$—	$—	$—	$73,153
Loans, net	168,974	10,446	20,807	12,458	10,935	—	223,620
Other assets	—	—	—	—	—	1,233	1,233

Total assets	$242,127	$10,446	$20,807	$12,458	$10,935	$1,233	$298,006

Other liabilities	$—	$—	$—	$—	$—	$2,618	$2,618
Stockholders’ equity	—	—	—	—	—	295,388	295,388

Total liabilities and equity	$—	$—	$—	$—	$—	$298,006	$298,006

Repricing gap — positive (negative)	$242,127	$10,446	$20,807	$12,458	$10,935	$(296,773)

Cumulative repricing gap:
Dollar amount	$242,127	$252,573	$273,380	$285,838	$296,773

Percent of total assets	81.2%	84.8%	91.7%	95.9%	99.6%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of September 26, 2008, were effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 7, 2008	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ WILLIS H. NEWTON, JR.
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