Form 10-K
period 2008-12-26
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2009-03-10
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 27, 2008 was $0.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of February 20, 2009 was 30,538,277.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements reflect management’s current views and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	business strategy;

•	estimates regarding capital requirements and the need for additional financing; and

•	plans, objectives, expectations and intentions contained in this report that are not historical facts.

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. In addition, other statements may also be forward-looking statements. All forward-looking statements should be read carefully because they discuss future expectations, contain projections of future results of operation or of financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other First Republic Preferred Capital Corporation filings with the Securities and Exchange Commission (the “SEC”) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “First Republic” refers to First Republic Bank and the “Bank” refers to Merrill Lynch Bank & Trust Co., FSB.

Item 1.	BUSINESS.

General

First Republic Preferred Capital Corporation (the “Company”), a Nevada corporation, was formed in April 1999. The Company is a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB (the “Bank”), a federal stock savings bank, which is a wholly owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”). On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America Corporation (“Bank of America”). Merrill Lynch & Co. will continue as the surviving corporation and a wholly owned subsidiary of Bank of America. First Republic Bank (“First Republic”) owned 100% of the Company’s outstanding shares until September 2007 when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of the Bank, and the Bank became the controlling shareholder of the Company. The Company was initially formed by First Republic for the purpose of raising capital. The acquisition of First Republic was accounted for under the purchase method of accounting. The portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values. (See Note 3, “Purchase Accounting.”) Push down accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Therefore, a vertical black line appears on the Statement of Income for 2007 to distinguish between the Company’s results of operations prior to the change of control and after the change of control. As a result of the change in control, the Company changed its fiscal year end from December 31 to the last Friday in December. The impact of this change in the 2007 reporting period was not material. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock (other than the changes discussed in Note 7, “Preferred Stock.”)

At December 26, 2008, the Company had issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

General Description of Mortgage Assets

Mortgage Assets. As of December 26, 2008 and December 28, 2007, the Company’s Mortgage Assets consisted of Mortgage Loans originated by First Republic and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate outstanding gross principal balance of those loans was $226.6 million as of December 26, 2008 and $277.1 million as of December 28, 2007. The total net unaccreted purchase accounting discount was $8.2 million as of December 26, 2008 and $9.6 million as of December 28, 2007.

Single Family Mortgage Loans. First Republic originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Substantially all of the single family mortgage loans that the Company has acquired from First Republic are nonconforming loans because the original loan principal balances exceeded the limits for Freddie Mac or Fannie Mae programs at origination. The Company believes that all of its single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

Multifamily Mortgage Loans. The Company’s multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco and Los Angeles. The buildings used as collateral for the

Company’s multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties generally are close to employment opportunities and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. The Company’s current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of the Company’s total Mortgage Assets immediately following such acquisition.

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

Asset Acquisition Policies. The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from First Republic. As a wholly-owned subsidiary of the Bank, the Company acquires loans from First Republic, a division of the Bank, at prices equal to First Republic’s carrying value. The Company intends to acquire only performing loans from First Republic. However, neither the Company nor First Republic currently has specific policies with respect to the Company’s acquisition from First Republic of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, First Republic has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither First Republic nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

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

The investment and operating policies described above may be revised from time to time at the discretion of the Company’s Board of Directors without a vote of its shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by First Republic in 1998, the Mortgage Loans held by the Company were originated by First Republic in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, the Company acquired multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 26, 2008, Mortgage Loans totaled $218.4 million, of which $194.0 million were secured by single family real estate properties and $24.4 million were secured by multifamily real estate properties. At December 28, 2007, Mortgage Loans totaled $267.5 million, of which $237.4 million were secured by single family real estate properties and $30.1 million were secured by multifamily properties.

At December 26, 2008, the Mortgage Loans had interest rates generally ranging from 3.13% to 8.38% per annum and a weighted average coupon rate of 4.91% per annum. The Mortgage Loans were originated between February 1985 and November 2005, and the average original term to stated maturity was approximately 28 years. The weighted average number of years from origination of the loans through December 26, 2008 was approximately 7 years, and the weighted average remaining term was approximately 21 years. At December 28, 2007, the Mortgage Loans had rates generally ranging from 4.45% to 8.38%, a weighted average coupon rate of 6.12%, a weighted average number of years from origination of 6 years and a weighted average remaining term of approximately 22 years.

The weighted average “loan-to-value ratio” for Mortgage Loans was approximately 53% at December 26, 2008 and 52% at December 28, 2007. The “loan-to-value ratio” means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property.

Interest Rate Types. Mortgage Loans consist of adjustable and fixed interest rate types, which are described in more detail below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, One-Year Treasury (“CMT”) ARM and LIBOR ARM, intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

The interest rate on an ARM typically is tied to either the COFI, the CMT or the LIBOR index and is adjustable periodically. A majority of Mortgage Loans have adjustable interest rate types. At December 26, 2008, 76% (by principal balance) of Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 9% were intermediate fixed rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

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

For intermediate fixed rate loans that are automatically convertible (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a monthly or One-Year ARM, and the interest rate adjusts annually thereafter as if the mortgage loan were a One-Year ARM with a lifetime interest rate cap. At December 26, 2008, these automatically convertible mortgage loans comprised 8% of Mortgage Loans, compared with 9% at December 28, 2007. In addition, 1% of Mortgage Loans at December 26, 2008 and December 28, 2007 were indexed to the 5-year CMT and reprice every five years.

The Company has purchased from First Republic certain adjustable rate single family home loans that contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The borrower’s ability to make payments is determined based on a rate in excess of the fully accrued interest rate, which is well above the initial rate on the negative amortization loan. The amount of any payment shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which, in turn, could cause increases in the principal amount owed by the borrower over the original amount advanced. At December 26, 2008, loans with the potential for negative amortization were $7.6 million, or 3% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at December 26, 2008.

In addition, the Company has purchased from First Republic loans with a period of interest only payments. Underwriting standards for all loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. As of December 26, 2008, approximately $120.5 million of loans, or 60% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 56%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

Underwriting Standards. First Republic has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by First Republic during the period in which the Mortgage Loans were originated or purchased by First Republic, as applicable.

In the mortgage loan approval process, First Republic assesses both the borrower’s ability to repay the mortgage loan and the adequacy of the proposed security. A borrower’s credit score is considered but is not the sole determining factor in the decision to approve a loan. Credit policies and procedures are established by the Board of Directors of First Republic, which delegates credit approval to certain executive officers and senior credit officers in accordance therewith.

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

Geographic Distribution; Loan Size. At December 26, 2008, approximately 80% of Mortgage Loans, based on carrying value, were secured by properties located in California. Consequently, the Company’s loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on Mortgage Loans. First Republic has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

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

First Republic has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 26, 2008, First Republic owned approximately $8.8 billion of single family mortgage loans, $1.9 billion of multifamily mortgage loans and $3.4 billion of other loans secured by real estate. In its single family mortgage loan business, First Republic originates loans and then sells or securitizes a portion of these loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 26, 2008, in addition to loans serviced for its own portfolio, First Republic serviced mortgage loans having an aggregate principal balance of approximately $4.3 billion.

The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the advisory agreement, which the Company may do at any time upon 90 days’ prior written notice to First Republic. First Republic cannot refuse the Company’s request to renew the advisory agreement. As long as any of its preferred shares remain outstanding, any decision by the Company either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Company’s Board of Directors, as well as by a majority of its independent directors. During 2008, First Republic received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2009, the Company and First Republic have maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s Board of Directors, including a majority of its independent directors.

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

Employees

The Company currently has no employees. The Company does not anticipate that it will require any employees because it has retained First Republic to perform certain functions pursuant to the loan purchase and servicing agreement and the advisory agreement. However, the Company has five executive officers who are described in Item 10 of this report. Each of the Company’s executive officers is a current or former employee of First Republic. The Company maintains corporate records and audited financial statements that are separate from those of First Republic. Currently, none of the Company’s officers or directors has any direct or indirect pecuniary interest in any Mortgage Asset owned by the Company, and the Company does not expect any of its officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in the Company’s articles of incorporation prohibiting such persons from having direct or indirect interests in Mortgage Loans. See “—Management Policies and Programs—Conflict of Interest Policies.”

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

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income (excluding deductions for any dividends paid and any net capital gains) is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2008, 2007 and 2006, all Internal Revenue Code requirements for a REIT were met.

The Bank is the primary holder, owning 100% of the outstanding common shares, and prior to the merger, First Republic was the primary holder. Accordingly, the Company is a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. Since 2004, the dividend on the common stock owned by the Bank in 2008 and 2007 or by First Republic in 2006, 2005 and 2004 was treated as a consent dividend under Section 565 of the Internal Revenue Code. For each year prior to 2004, the Company has paid 100% of its net earnings as cash dividends to the holders of its common stock.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible, free of charge, on the SEC’s website, www.sec.gov, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC.

Item 1A.	RISK FACTORS.

Current and potential weakness in the economy, in the real estate market and in the capital markets, including specific weakness within the Company’s geographic footprint, may adversely affect us and the value of real estate collateral securing our loans.

Based on a number of indicators, growth in economic activity has slowed substantially and the United States economy has entered into a recession. If the U.S. economy in general and the local economies in which we conduct operations continue to be weak for an extended period of time, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the Company’s loan portfolio and allowance for loan losses. This could occur at a time when the value of the real estate collateral securing the Company’s loans is lower than at loan origination.

Many borrowers have been experiencing the effects of the significant decline in the credit markets and reductions in the availability of credit which may also adversely impact the ability of borrowers to pay amounts owed. A significant portion of the Company’s residential and multifamily mortgage loan portfolios are comprised of borrowers in California and the Northeastern region of the United States, which markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. Additionally, a number of industries, including the financial services sector, have experienced a downturn in earnings and equity valuations resulting in fewer jobs, reduced incentive compensation, lower liquidity and lower net worth. These factors could result in loan delinquencies and charge-offs in future periods, which could materially adversely affect the Company’s financial condition and results of operations.

Beginning in 2007 and continuing throughout 2008, disruptions in the capital markets substantially limited the ability of mortgage originators, including First Republic, to sell mortgage loans to the capital markets through whole loan sales or securitization. As a result, First Republic experienced a general loss of liquidity in most secondary markets for both its loan and asset-backed securities holdings, and this condition has persisted to the present time. The Company cannot forecast if or when either specific secondary markets or broader market liquidity conditions will see improvement from current stresses.

The Company’s results will be affected by factors beyond its control.

The value of the Company’s Mortgage Loans and the amount of cash flow generated by the portfolio will be affected by a number of factors beyond the Company’s control. These factors may include the following:

•

the condition of the national economy and the local economies of the regions in which the Company’s mortgage borrowers live, including the recent economic downturn and the financial and credit crisis, particularly insofar as they affect interest rates and real estate values;

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

At December 26, 2008, approximately 80% of Mortgage Loans (by carrying value) were secured by properties located in the urban coastal markets of California in which First Republic’s offices are located. Adverse economic, political or business developments or natural hazards have affected California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and the property values of real estate securing the Company’s loans were to continue to decline, the Company would experience higher rates of loss and delinquency on Mortgage Loans than if the loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect the mortgage loan portfolio and thus the future ability to pay dividends on preferred shares.

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

Bank regulators may limit the Company’s ability to implement its business plan and may restrict the ability to pay dividends.

Because the Company is a wholly-owned subsidiary of the Bank and an indirect subsidiary of Bank of America, federal regulatory authorities have the right to examine the Company and its activities and under certain circumstances, to impose restrictions on Bank of America, the Bank or the Company that could impact the Company’s ability to conduct business according to its business plan, which could materially adversely affect the Company’s financial condition or results of operations. Regulatory actions might include the following:

•

If the Bank’s regulators were to determine that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, the regulators could restrict the Company’s ability to acquire or transfer assets, make distributions to shareholders, including dividends on the preferred shares, or redeem the preferred shares or even require the Bank to sever its relationship with or divest its ownership interest in the Company. These types of actions potentially could have a material adverse effect on the Company’s financial condition and results of operations.

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

•

The Company may be affected by increased regulation and regulatory and political scrutiny of the financial services industry, including but not limited to as a result of Bank of America’s or the Bank’s participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), Capital Purchase Program, the American Recovery and Reinvestment Act of 2009, the U.S. Treasury’s Financial Stability Plan or the current economic environment. The application of restrictions under TARP on the subsidiaries of TARP participants is still uncertain and no assurances can be made that the U.S. Treasury will not impose limitations on the Company’s activities, such as on its ability to make dividend payments or repurchase shares, in the event that Bank of America falls into arrears in its dividend obligations owed to the U.S. Treasury.

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

Based on the criteria outlined above, the Company believes that at December 26, 2008 its Qualifying Interests comprised well in excess of 80% of the estimated fair market value of its total assets. As a result, the Company believes that it is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether the Company’s assets constitute Qualifying Interests, the Company could be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on the Company’s ability to make dividend payments and, accordingly, the trading price of its preferred shares. Further, in order to ensure that the Company at all times continues to qualify for the above exemption from the Investment Company Act, the Company may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times the Company’s net interest income. Finally, if the Company were an unregistered investment company, there would be a risk that it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that it would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period the Company was determined to be an unregistered investment company.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. At December 26, 2008, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares of common stock were outstanding and owned by the Bank. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income (excluding the deduction for dividends paid on common stock and any net capital gains) in order to remain qualified as a REIT. At the end of each year, the Company has declared dividends on common stock of $4,442,000 for 2008, $5,870,000 for 2007 and $4,204,000 for 2006, which represented 100% of the Company’s REIT taxable income, calculated after the deduction for dividends paid on preferred shares. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred shares. The dividends paid to the Bank in 2008 and 2007 and to First Republic in 2006 were treated as consent dividends under Section 565 of the Internal Revenue Code.

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

The Series A Preferred Shares are not redeemable prior to June 1, 2009. On or after that date, the Series A Preferred Shares will be redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share shall be (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends on the Series A Preferred Shares were $5,775,000 for the year ended December 26, 2008, $5,743,000 for the year ended December 28, 2007 and $5,775,000 for the year ended December 31, 2006.

Series B Preferred Shares

In January 2002, the Company issued 1,680,000 shares of its 8.875% Noncumulative Perpetual Series B Preferred Stock (“Series B Preferred Shares”) in a public offering. On November 19, 2007 (the “Redemption Date”), the Company redeemed the Series B Preferred Shares at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $0.296 per share of all the issued and outstanding Series B Preferred Shares.

Series C Preferred Shares

In June 2001, the Company issued 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock (“Series C Preferred Shares”) in a private placement to a single holder and received proceeds of $7 million. In June 2007, the holder of the Series C Preferred Shares elected to exercise the right to convert all of the shares into common stock of First Republic. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Shares. The former holder of the Series C Preferred Shares has no further rights arising out of the ownership of such shares.

Series D Preferred Shares

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Shares”). First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are quoted on the NASDAQ National Market under the symbol “FRCCO.” In connection with this transaction, the Company issued, and First Republic purchased, $60 million of additional common stock. The Series D Preferred Shares are redeemable at the option of the Company any time after June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, non-cumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends on the Series D Preferred Shares were $4,350,000 for the year ended December 26, 2008, $4,326,000 for the year ended December 28, 2007 and $4,350,000 for the year ended December 31, 2006.

The Company used the proceeds from the issuance of the Series D Preferred Shares and the additional issuance of common stock to acquire from First Republic approximately $87 million of single family loans, $30 million of multifamily loans and $3 million of short-term investments.

The following table presents the high and low sales prices for the Series D Preferred Shares for each quarter in 2008 and 2007:

	2008		2007
Quarter	High	Low	High	Low
First	$23.61	$16.24	$25.82	$24.95
Second	$21.50	$18.32	$25.59	$24.95
Third	$22.00	$11.50	$25.29	$24.00
Fourth	$17.99	$11.73	$24.90	$19.51

Except under certain limited circumstances, holders of the Company’s preferred shares have no voting rights.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for each year ended December 26, 2008, December 28, 2007, and December 31, 2006, 2005 and 2004. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements. The financial statements as of and for the years ended December 26, 2008 and December 28, 2007 have been audited by Deloitte & Touche LLP, and the financial statements as of and for the years ended December 31, 2006, 2005 and 2004 have been audited by KPMG LLP; each firm is an independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operation in Item 7 of this report.

	As of or For the Year Ended
($ in thousands)	December 26, 2008	December 28, 2007	December 31,
			2006	2005	2004
Selected Balance Sheet Data
Assets:
Cash and cash equivalents	$81,523	$22,196	$12,813	$17,250	$4,476
Single family mortgage loans	194,014	237,382	288,725	283,530	288,211
Multifamily mortgage loans	24,351	30,124	34,491	31,249	37,517
Less: allowance for loan losses	(481)	(481)	(481)	(481)	(481)
Other assets	1,008	1,441	1,685	1,472	1,436

Total Assets	$300,415	$290,662	$337,233	$333,020	$331,159

Liabilities:
Dividends payable	$3,919	$—	$—	$—	$1
Other payables	172	94	111	102	141

Total Liabilities	4,091	94	111	102	142

Stockholders’ equity:
Series A Preferred Shares	55,000	55,000	55,000	55,000	55,000
Series B Preferred Shares	—	—	42,000	42,000	42,000
Series C Preferred Shares	—	—	7,000	7,000	7,000
Series D Preferred Shares	60,000	60,000	60,000	60,000	60,000
Common stock	305	305	294	294	294
Additional paid-in capital	179,905	175,463	173,028	168,824	166,923
Retained earnings (dividends in excess of retained earnings)	1,114	(200)	(200)	(200)	(200)

Total Stockholders’ Equity	296,324	290,568	337,122	332,918	331,017

Total Liabilities and Stockholders’ Equity	$300,415	$290,662	$337,233	$333,020	$331,159

Selected Asset Quality Information
Nonperforming loans	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	—%	—%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%

Selected Financial Information
Interest income:
Interest on loans	$14,561	$18,313	$18,470	$16,327	$16,398
Interest on interest-earning deposit with First Republic	1,626	1,354	264	182	89

Total interest income	16,187	19,667	18,734	16,509	16,487
Provision for loan losses	—	—	—	—	—
Other income	—	58	—	—	—
Operating expenses	306	315	278	333	311

Net income	15,881	19,410	18,456	16,176	16,176
Dividends on preferred stock	10,125	13,540	14,252	14,252	14,252

Net income available to common stockholders	$5,756	$5,870	$4,204	$1,924	$1,924

Ratio of earnings to fixed charges	1.57x	1.43x	1.30x	1.13x	1.13x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Overview

Net income was $15,881,000 for 2008, compared with $19,410,000 for 2007 and $18,456,000 for 2006. The decrease in net income for 2008 compared with 2007 and 2006 was primarily due to a decrease in interest income resulting from lower average loan balances. The ratio of earnings to fixed charges was 1.57x for 2008, compared with 1.43x for 2007 and 1.30x for 2006. The increase in this ratio in 2008 was primarily due to the conversion of the Series C Preferred Shares and the redemption of Series B Preferred Shares in 2007. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in 2008 compared with 2007 and 2006 due to lower average loan balances, partially offset by higher loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	For the Year Ended
	December 26, 2008			December 28, 2007			December 31, 2006
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$237,093	$14,561	6.14%	$304,270	$18,313	6.02%	$328,835	$18,470	5.61%
Short-term investments	57,689	1,626	2.82	31,564	1,354	4.29	6,927	264	3.81

Total interest-earning assets	$294,782	$16,187	5.49%	$335,834	$19,667	5.86%	$335,762	$18,734	5.57%

Interest income on Mortgage Loans decreased in 2008, compared with 2007, due to lower average balances as cash was accumulated in anticipation of the possible redemption of the Series D Preferred Shares. The decrease was partially offset by an increase in the average yield on loans, which increased 12 basis points. For 2007, interest income decreased and the average yield on Mortgage Loans increased compared with 2006. Loan yields began to increase in the second half of 2004 as the Federal Reserve Bank raised the federal funds rate from 1.25% in June 2004 to 5.25% in June 2006. Beginning in September 2007, the federal funds rate was lowered, and in December 2007, the federal funds rate was 4.25%. The weighted average coupon rate on Mortgage Loans decreased to 4.91% at December 26, 2008 from 6.12% at December 28, 2007 and 6.10% at December 31, 2006. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $605,000 in 2008, $752,000 in 2007 and $804,000 in 2006. The decrease in loan servicing fees for 2008 and 2007 was consistent with the decrease in the average loan balances. Beginning in the fourth quarter of 2007, interest income on mortgage loans included discount accretion related to the valuation of loans for purchase accounting, which increased the average yield on loans. Net discount accretion was $1,314,000 for 2008 and $117,000 for 2007, compared with net premium amortization of $(235,000) for 2006.

Interest income on short-term investments increased in 2008, compared with 2007 and 2006, due to higher average investment balances partially offset by lower interest rates. The average yield on the Company’s interest-bearing money market account decreased 147 basis points in 2008 compared with 2007 and 99 basis points compared with 2006.

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

	2008 vs. 2007			2007 vs. 2006
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$(4,112)	$360	$(3,752)	$(1,447)	$1,290	$(157)
Short-term investments	942	(670)	272	1,042	48	1,090

Total increase (decrease)	$(3,170)	$(310)	$(3,480)	$(405)	$1,338	$933

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees for 2008, 2007, and 2006 were $100,000 per annum. For 2009, advisory fees will remain unchanged. The amount of annual advisory fees is approved by the Company’s Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees and other stockholder costs. Total general and administrative expenses were $206,000 in 2008, $215,000 in 2007 and $178,000 in 2006. Audit fees were $70,000 in 2008, $82,000 in 2007 and $70,000 in 2006.

Financial Condition

Cash Equivalents on Deposit with First Republic

At December 26, 2008 and December 28, 2007, cash equivalents on deposit consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at December 26, 2008 and December 28, 2007 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

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

At December 26, 2008 and December 28, 2007, there were no nonaccrual loans, impaired loans, or loans that were troubled debt restructurings. In addition, at December 26, 2008 and December 28, 2007, there were no accruing loans that were contractually past due more than 90 days.

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

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at December 26, 2008 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$115,127	$24,355	$20,064	$13,564	$2,718	$17,168	$1,018	$194,014	89%
Multifamily	17,792	865	3,218	613	1,863	—	—	24,351	11

Total	$132,919	$25,220	$23,282	$14,177	$4,581	$17,168	$1,018	$218,365	100%

Percent by location	61%	12%	11%	6%	2%	7%	1%	100%

At December 26, 2008, approximately 80% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 53%, based upon the appraised values of the properties at the time the loans were originated.

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends, to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans and, from time to time, redeem preferred stock. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds from principal payments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.57x for 2008, compared with 1.43x for 2007 and 1.30x for 2006. The increase in the ratio in 2008 was due primarily to the conversion of the Series C Preferred Shares and the redemption of the Series B Preferred Shares in 2007.

Beginning in mid-2004, interest rates moved up from 40-year historical lows through September 2007 when interest rates began to fall. The yield on total interest-earning assets decreased 37 basis points to 5.49% for 2008, compared with 5.86% for 2007, and a decrease of 8 basis points from 5.57% for 2006. The decrease in the yield for 2008 compared with 2007 and 2006 was due to declining interest rates, partially offset by discount accretion related to the Bank’s acquisition of the Company and an increase in lower-yielding short-term investments. The yield on loans increased 12 basis points in 2008 compared with 2007. However, excluding the net discount accretion in 2008, the yield would have decreased approximately 50 basis points. The loan portfolio mix by interest rate type at December 26, 2008 was similar to that at December 28, 2007. ARMs were 76% of Mortgage Loans at December 26, 2008 and at December 28, 2007. The weighted average coupon rate at December 26, 2008 for ARMs decreased 161 basis points from a year ago, compared with a 3 basis point increase in the weighted average coupon rate for intermediate fixed rate loans and no change for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 21.3 years at December 26, 2008 and 22.4 years at December 28, 2007. The Company manages the loan portfolio to generate adequate cash flow to service its current and projected dividend requirements and considers conditions in the interest rate environment and the secondary market in selecting loans for purchase.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 4.69% at December 26, 2008, representing a decrease of 161 basis points from 6.30% at December 28, 2007 due to the drop in short-term rates. The decrease in ARM loan yields was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 26, 2008, ARM loans indexed to COFI were 84% of total ARMs, or 63% of Mortgage Loans, and 78% of total ARMs at December 28, 2007, or 59% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the balance at December 26, 2008 was $52.8 million, or 24% of total Mortgage Loans, representing a decrease from $63.2 million at December 28, 2007, or 24% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.40% at December 26, 2008, representing an increase of 3 basis points from 5.37% at December 28, 2007. The weighted average coupon rate for fixed rate loans was 5.68% at December 26, 2008 and at December 28, 2007. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at December 26, 2008 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$138,466	4.72%	1	63%
CMT	18,539	4.90	6	9
LIBOR	8,550	3.87	2	4

Total ARMs	165,555	4.69	2	76

Intermediate fixed:
12 months to 36 months	9,794	5.31	20	4
37 months to 60 months	8,665	5.44	46	4
Greater than 60 months	1,047	6.00	83	1

Total intermediate fixed	19,506	5.40	35	9

Total adjustable rate loans	185,061	4.77	5	85
Fixed rate loans	33,304	5.68		15

Total loans	$218,365	4.91%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 26, 2008:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$81,523	$—	$—	$—	$—	$—	$81,523
Loans, net	161,297	13,746	20,601	11,399	10,841	—	217,884
Other assets	—	—	—	—	—	1,008	1,008

Total assets	$242,820	$13,746	$20,601	$11,399	$10,841	$1,008	$300,415

Other liabilities	$—	$—	$—	$—	$—	$4,091	$4,091
Stockholders’ equity	—	—	—	—	—	296,324	296,324

Total liabilities and equity	$—	$—	$—	$—	$—	$300,415	$300,415

Repricing gap — positive (negative)	$242,820	$13,746	$20,601	$11,399	$10,841	$(299,407)

Cumulative repricing gap:
Dollar amount	$242,820	$256,566	$277,167	$288,566	$299,407

Percent of total assets	80.8%	85.4%	92.3%	96.1%	99.7%

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

Item 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of December 26, 2008, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2008. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 26, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	OTHER INFORMATION.

Not applicable.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As the holder of all of the Company’s common stock, the Bank has the right to elect the Company’s directors, including the independent directors. The Company’s Board of Directors currently consists of eight members, including three independent directors. The Company currently has five officers, four of whom are also directors, and it estimated that they will spend between 5% and 10% of their time managing the Company’s business. The Company has no employees and does not anticipate requiring any employees.

The Company’s directors and executive officers are listed below. Each director or executive officer has served in his/her capacity since the Company’s inception in April 1999, except for Ms. Chan, who was appointed in September 2004, Mr. Merrill, who was elected in December 2004 and Ms. Moulds, who was elected in March 2005.

Name	Age	Position and Offices Held
James J. Baumberger	66	President, Director
Thomas A. Cunningham (1)	74	Director
Jerry Lykins (1)	73	Director
Barrant V. Merrill	78	Director
Linda G. Moulds (1)	58	Director
Edward J. Dobranski	58	Vice President, General Counsel, Director
Julie N. Miyachi	51	Vice President, Operations, Director
Willis H. Newton, Jr.	59	Vice President, Chief Financial Officer, Treasurer, Director
May Chan	36	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of the Company’s executive officers and directors:

Mr. Baumberger currently serves on First Republic’s advisory board. He was employed by First Republic and its predecessors from 1990 until December 28, 2007 and served as a director from 1994 to 2007. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than forty years.

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

Mr. Merrill is the Managing Partner of Sun Valley Partners. Mr. Merrill currently serves on the board of First Republic Securities Company, LLC. From 1985 to 2004, Mr. Merrill was a director of First Republic and its legal predecessors. Previously, he was a General Partner of Dakota Partners and Chairman of Pershing & Co., Inc., a division of Donaldson, Lufkin & Jenrette.

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

Audit Committee

The Company’s Board of Directors has established an audit committee that reviews the engagement and independence of the Company’s independent registered public accounting firm. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s three independent directors: Mr. Cunningham, Mr. Lykins and Ms. Moulds, each of which is an audit committee financial expert. As described in Item 10, each of these directors has experience in the banking, financial services or mortgage industries.

Compensation of Directors

The independent directors receive no annual compensation; however, the Company pays each director a fee of $1,250 for attending each regularly scheduled Board meeting (in person or by telephone) and a fee ranging from $750 to $1,000 for attending (in person or by telephone) any additional meetings.

Code of Ethics

The Company follows a code of ethics in accordance with corporate governance requirements and subsequent to December 26, 2008 has adopted the code of ethics of Bank of America, its ultimate parent. This code covers the activities of the Company’s officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics is posted on Bank of America’s website at www.bankofamerica.com in the corporate governance section. A copy will be made available in print, without charge, to any stockholder of the Company who requests it by contacting the Company by mail.

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers, and it is estimated that none of its officers spend greater than 10% of their time managing the Company’s business. See also “Item 10—Compensation of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

During January 2005, the Company offered to repurchase the 9,840 shares of common stock not held by the Bank. As of December 26, 2008, all shares were repurchased, including 80 shares owned by Messrs. Baumberger, Dobranski, Merrill, Newton and Ms. Miyachi. The following table sets forth, as of January 30, 2009, the number and percentage of outstanding shares of common shares, Series A Preferred Shares and Series D Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 30,538,277 Common Shares, 55,000 Series A Preferred Shares and 2,400,000 Series D Preferred Shares outstanding as of December 26, 2008.

	Common Shares		Series A Preferred Shares		Series D Preferred Shares
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%
Merrill Lynch Bank & Trust, Co., FSB	30,538,277	100%	25,410	46.2%	—	—
Executive Officers and Directors:
James J. Baumberger (2) (3)	—	—	—	—	18,000	0.8%
Thomas A. Cunningham (3)	—	—	—	—	—	—
Jerry Lykins (3)	—	—	—	—	21,475	0.9%
Barrant V. Merrill (3)	—	—	—	—	—	—
Linda G. Moulds (3)	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—
Julie N. Miyachi (2) (3)	—	—	—	—	5,220	0.2%
Willis H. Newton, Jr. (2) (3)	—	—	—	—	12,300	0.5%
May Chan	—	—	—	—	—	—

All Executive Officers and Directors as a group (9 persons)	—	—	—	—	56,995	2.4%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with First Republic.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of First Republic.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 26, 2008, in an amount in excess of $120,000.

Director Independence

Please see the discussion in Item 10 of this report under the heading “Independent Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for 2008 and 2007. The 2007 fees also include fees billed by KPMG LLP for two quarterly reviews of the Company’s financial statements performed prior to the acquisition of First Republic by Merrill Lynch & Co.

	2008	2007
Audit fees	$70,000	$112,500
Tax fees	—	—

Total fees	$70,000	$112,500

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director	March 10, 2009

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 10, 2009

/s/ JERRY LYKINS (Jerry Lykins)	Director	March 10, 2009

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 10, 2009

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 10, 2009

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 10, 2009

/s/ JULIE N. MIYACHI (Julie N. Miyachi)	Vice President, Operations, Director	March 10, 2009

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Treasurer, Director	March 10, 2009

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

Financial Statements

December 26, 2008 and December 28, 2007

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

To the Board of Directors and Stockholders of

First Republic Preferred Capital Corporation

San Francisco, California

We have audited the accompanying balance sheets of First Republic Preferred Capital Corporation (a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB) (the “Company”) as of December 26, 2008 and December 28, 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 26, 2008 and December 28, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company became an indirect wholly owned subsidiary of Bank of America Corporation on January 1, 2009.

/s/    Deloitte & Touche LLP

San Francisco, California

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the statements of income, changes in stockholders’ equity, and cash flows of First Republic Preferred Capital Corporation (the Company) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Republic Preferred Capital Corporation for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 15, 2007

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEETS

	December 26, 2008	December 28, 2007
ASSETS
Cash and cash equivalents	$81,523,000	$22,196,000

Single family mortgage loans	194,014,000	237,382,000
Multifamily mortgage loans	24,351,000	30,124,000

Total mortgage loans (Note 5)	218,365,000	267,506,000

Less: Allowance for loan losses	(481,000)	(481,000)

Mortgage loans, net	217,884,000	267,025,000

Accrued interest receivable	1,006,000	1,383,000
Prepaid expenses	2,000	58,000

Total Assets	$300,415,000	$290,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock (Note 9)	$3,919,000	$—
Payable to First Republic (Note 6)	138,000	25,000
Other payables	34,000	69,000

Total Liabilities	4,091,000	94,000

Stockholders’ equity (Notes 7 and 8):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 shares issued and outstanding at December 26, 2008 and December 28, 2007	305,000	305,000
Additional paid-in capital	179,905,000	175,463,000
Retained earnings (dividends in excess of retained earnings)	1,114,000	(200,000)

Total Stockholders’ Equity	296,324,000	290,568,000

Total Liabilities and Stockholders’ Equity	$300,415,000	$290,662,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF INCOME

	Year Ended December 26, 2008	Three Months Ended December 28, 2007	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Interest income:
Interest on loans	$14,561,000	$4,461,000	$13,852,000	$18,470,000
Interest on interest-earning deposit with First Republic	1,626,000	434,000	920,000	264,000

Total interest income	16,187,000	4,895,000	14,772,000	18,734,000

Other income	—	—	58,000	—

Operating expense:
Advisory fees payable to First Republic (Note 6)	100,000	25,000	75,000	100,000
General and administrative	206,000	49,000	166,000	178,000

Total operating expense	306,000	74,000	241,000	278,000

Net income	15,881,000	4,821,000	14,589,000	18,456,000
Dividends on preferred stock (Note 9)	10,125,000	2,972,000	10,568,000	14,252,000

Net income available to common stockholders	$5,756,000	$1,849,000	$4,021,000	$4,204,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2005	$164,000,000	$294,000	$168,824,000	$(200,000)	$332,918,000
Net income	—	—	—	18,456,000	18,456,000
Dividends on preferred stock	—	—	—	(14,252,000)	(14,252,000)
Consent dividends on common stock	—	—	4,204,000	(4,204,000)	—

Balance as of December 31, 2006	164,000,000	294,000	173,028,000	(200,000)	337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic	(7,000,000)	—	—	—	(7,000,000)
Redemption of 1,680,000 shares of Series B preferred stock	(42,000,000)	—	—	—	(42,000,000)
Issuance of 1,185,484 shares of common stock to First Republic	—	11,000	6,989,000	—	7,000,000
Push down accounting adjustment (Note 3)	—	—	(10,424,000)	—	(10,424,000)
Net income	—	—	—	19,410,000	19,410,000
Dividends on preferred stock	—	—	—	(13,540,000)	(13,540,000)
Consent dividends on common stock	—	—	5,870,000	(5,870,000)	—

Balance as of December 28, 2007	115,000,000	305,000	175,463,000	(200,000)	290,568,000
Net income	—	—	—	15,881,000	15,881,000
Dividends on preferred stock	—	—	—	(10,125,000)	(10,125,000)
Consent dividends on common stock	—	—	4,442,000	(4,442,000)	—

Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 26, 2008	December 28, 2007	December 31, 2006
Operating activities:
Net income	$15,881,000	$19,410,000	$18,456,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Discount accretion) premium amortization on loans	(1,314,000)	(117,000)	235,000
Decrease (increase) in accrued interest receivable	377,000	300,000	(214,000)
Decrease (increase) in prepaid expenses	56,000	(56,000)	1,000
Increase in payable to First Republic	113,000	—	—
(Decrease) increase in other payables	(35,000)	(17,000)	9,000

Net cash provided by operating activities	15,078,000	19,520,000	18,487,000

Investing activities:
Loans acquired from First Republic	—	(22,693,000)	(76,092,000)
Principal payments on loans	50,455,000	68,096,000	67,420,000

Net cash provided by (used for) investing activities	50,455,000	45,403,000	(8,672,000)

Financing activities:
Dividends paid on preferred stock	(6,206,000)	(13,540,000)	(14,252,000)
Redemption of Series B preferred stock	—	(42,000,000)	—

Net cash used for financing activities	(6,206,000)	(55,540,000)	(14,252,000)

Increase (decrease) in cash and cash equivalents	59,327,000	9,383,000	(4,437,000)
Cash and cash equivalents at beginning of year	22,196,000	12,813,000	17,250,000

Cash and cash equivalents at end of year	$81,523,000	$22,196,000	$12,813,000

Supplemental schedule of noncash financing activities:
Consent dividends on common stock	$4,442,000	$5,870,000	$4,204,000
Preferred stock dividends payable	$3,919,000	$—	$—
Conversion of Series C preferred stock into common shares of First Republic	$—	$7,000,000	$—

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

NOTES TO FINANCIAL STATEMENTS

December 26, 2008

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”), a Nevada corporation, was formed in April 1999. The Company is a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB (the “Bank”), a federal stock savings bank, which is a wholly owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”). The Company was initially formed by First Republic Bank (“First Republic”) for the purpose of raising capital. The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets presently held by the Company are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

First Republic owned 100% of the Company’s outstanding shares until September 2007 when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of the Bank, and the Bank became the controlling shareholder of the Company. The acquisition of First Republic was accounted for under the purchase method of accounting. The portion of the purchase price of First Republic allocable to the Company has been “pushed down” and allocated to the Company’s assets and liabilities based on their estimated fair values. (See Note 3, “Purchase Accounting.”) Push down accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Therefore, a vertical black line appears on the Statement of Income for 2007 to distinguish between the Company’s results of operations prior to the change of control and after the change of control. As a result of the change in control, the Company changed its fiscal year end from December 31 to the last Friday in December. The impact of this change in the 2007 reporting period was not material. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock (other than the changes discussed in Note 7, “Preferred Stock.”)

At December 26, 2008, the Company has issued 30,538,277 shares of common stock, par value $ 0.01 per share. The Bank owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

Note 2.    Bank of America Acquisition

On January 1, 2009, the parent of Merrill Lynch Bank & Trust Co., FSB, Merrill Lynch & Co. was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly owned subsidiary of Bank of America. Merrill Lynch will continue as the surviving corporation and a wholly owned subsidiary of Bank of America. As a result of the merger, all of the direct and indirect subsidiaries of Merrill Lynch, including the Bank and the Company, have become indirect subsidiaries of Bank of America.

Note 3.    Purchase Accounting

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

Management estimated the fair value of assets and liabilities as of the merger date to be equal to their carrying values with the exception of Mortgage Loans. The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount and accreted into interest income beginning in the fourth quarter of 2007 and over the remaining life of the related loans. The push down accounting adjustments did not impact cash flows.

Note 4.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with SFAS No. 141, “Business Combinations,” Mortgage Loans were revalued to reflect their estimated fair values as of the acquisition date. Discounts or premiums on Mortgage Loans are accreted or amortized as yield adjustments over the contractual lives of the loans using methods that approximate the interest method. The unaccreted discount or unamortized premium on a loan sold or paid in full is recognized in income at the time of sale or payoff.

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

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and an interest-earning deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 26, 2008, December 28, 2007 or December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of the adoption of FIN 48 to the Company’s financial statements.

Note 5.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the gross principal, net unaccreted purchase accounting discount and carrying value of the Mortgage Loan portfolio at December 26, 2008 and December 28, 2007:

	December 26, 2008	December 28, 2007
Single family mortgage loans
Gross principal	$202,089,000	$246,693,000
Net unaccreted purchase accounting discount	(8,075,000)	(9,311,000)

Total	194,014,000	237,382,000

Multifamily mortgage loans
Gross principal	24,521,000	30,372,000
Net unaccreted purchase accounting discount	(170,000)	(248,000)

Total	24,351,000	30,124,000

Total carrying value of mortgage loans	$218,365,000	$267,506,000

There were no nonaccrual loans and no impaired loans at December 26, 2008 or December 28, 2007. The following table presents information with respect to the Company’s allowance for loan losses for each of the last three years:

	For the Year Ended
	December 26, 2008	December 28, 2007	December 31, 2006
Allowance for loan losses
Balance at the beginning of year	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance at the end of year	$481,000	$481,000	$481,000

Average Mortgage Loans for the period	$237,093,000	$304,270,000	$328,835,000
Total Mortgage Loans at the end of year	$218,365,000	$267,506,000	$323,216,000
Ratio of allowance for loan losses to total loans	0.22%	0.18%	0.15%

There have been no changes to the Company’s allowance for the past three years because the size and composition of the loan portfolio has been relatively unchanged. As of December 26, 2008, the Company’s allowance for loan losses was 0.22% of total loans.

Note 6.    Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the years ended December 26, 2008, December 28, 2007, and December 31, 2006:

	For the Year Ended
	December 26, 2008	December 28, 2007	December 31, 2006
Mortgage Loans acquired from First Republic:
Principal	$—	$22,666,000	$75,845,000
Premium	—	27,000	247,000

Total Mortgage Loans acquired	—	22,693,000	76,092,000
Loan servicing fee expense	605,000	752,000	804,000
Advisory fee expense	$100,000	$100,000	$100,000

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2008, 2007 and 2006, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at December 26, 2008 and at December 28, 2007.

At December 26, 2008 and at December 28, 2007, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. During 2008, 2007 and 2006, neither the Bank nor First Republic purchased any of the Company’s outstanding Series A Preferred Shares. The Company had dividends payable to the Bank of $1,319,000 at December 26, 2008.

Note 7.    Preferred Stock

At December 26, 2008, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at December 26, 2008 and December 28, 2007:

	December 26, 2008	December 28, 2007
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Shares. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares are not redeemable at the Company’s option prior to June 1, 2009. On or after that date, the Preferred Shares will be redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share shall be (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

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

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are redeemable at the option of the Company any time after June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 8.    Common Stock

At December 26, 2008, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by the Bank. The Company issued no common stock in 2008 or in 2006. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Shares.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 9.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for 2008, 2007 and 2006. Dividends payable on the Series A and Series D Preferred Shares as of December 26, 2008 was $3,919,000. Dividends are paid on December 30.

	2008	2007	2006
Series A Preferred Shares	$5,775,000	$5,743,000	$5,775,000
Series B Preferred Shares	—	3,293,000	3,728,000
Series C Preferred Shares	—	178,000	399,000
Series D Preferred Shares	4,350,000	4,326,000	4,350,000

Total	$10,125,000	$13,540,000	$14,252,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company declared dividends on its common stock of $4,442,000 for 2008, $5,870,000 for 2007 and $4,204,000 for 2006. The dividends on the common stock shares owned by the Bank in 2008 and 2007 and by First Republic in 2006 were treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 10.    Fair Value of Financial Instruments

The following table presents the carrying values (gross principal, net of unaccreted purchase accounting discounts) and fair values of the Company’s financial instruments as of December 26, 2008 and December 28, 2007:

	December 26, 2008		December 28, 2007
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and interest-earning deposit	$81,523	$81,523	$22,196	$22,196
Mortgage loans, net	$217,884	$211,140	$267,025	$261,841

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Interest-earning Deposit: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is net of the allowance for loan losses. To estimate the fair value of Mortgage Loans, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk, and accrual status.

The Company based the fair value of single family and multifamily mortgages loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

Note 11.    Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans (by carrying value) at December 26, 2008 by major geographic location:

	San Francisco Bay Area	New York/New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$115,127	$24,355	$20,064	$13,564	$2,718	$17,168	$1,018	$194,014	89%
Multifamily	17,792	865	3,218	613	1,863	—	—	24,351	11

Total	$132,919	$25,220	$23,282	$14,177	$4,581	$17,168	$1,018	$218,365	100%

Percent by location	61%	12%	11%	6%	2%	7%	1%	100%

At December 26, 2008, approximately 80% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of Mortgage Loans.

Note 12.    Quarterly Data (Unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2008 and 2007. Since push down accounting resulted in a change in basis of the Company’s assets and liabilities, a vertical black line appears in the quarterly data table to distinguish between the Company’s results of operations prior to the change of control and after the change of control.

	2008				2007
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,538	$3,865	$4,122	$4,662	$4,895	$4,845	$4,939	$4,988
Provision for loan losses	—	—	—	—	—	—	—	—
Other income	—	—	—	—	—	—	58	—
Operating expense	71	74	74	87	74	84	86	71

Net income	3,467	3,791	4,048	4,575	4,821	4,761	4,911	4,917
Preferred stock dividends	2,531	2,532	2,507	2,555	2,972	3,464	3,541	3,563

Net income available to common stockholders	$936	$1,259	$1,541	$2,020	$1,849	$1,297	$1,370	$1,354