Form 10-Q
period 2009-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2009-08-10
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2009 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim financial statements as of and for the three and six months ended June 30, 2009 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. (See Note 1 for discussion of Bank of America Corporation’s acquisition of Merrill Lynch & Co. Inc. on January 1, 2009.)

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

BALANCE SHEETS

(Unaudited)

	Successor Company	Predecessor Company
	June 30, 2009	December 26, 2008
ASSETS
Cash and cash equivalents	$95,095,000	$81,523,000
Single family mortgage loans	176,615,000	194,014,000
Multifamily mortgage loans	22,461,000	24,351,000

Total mortgage loans	199,076,000	218,365,000
Less: Allowance for loan losses	—	(481,000)

Mortgage loans, net	199,076,000	217,884,000
Accrued interest receivable	810,000	1,006,000
Prepaid expenses	18,000	2,000

Total Assets	$294,999,000	$300,415,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock (Note 7)	$—	$3,919,000
Payable to First Republic (Note 4)	25,000	138,000
Other payables	28,000	34,000

Total liabilities	53,000	4,091,000

Stockholders’ equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 50,000,000 shares authorized, 30,538,277 shares issued and outstanding at June 30, 2009 and December 26, 2008	305,000	305,000
Additional paid-in capital	177,418,000	179,905,000
Retained earnings	2,223,000	1,114,000

Total stockholders’ equity	294,946,000	296,324,000

Total Liabilities and Stockholders’ Equity	$294,999,000	$300,415,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF INCOME

(Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2009	Three Months Ended June 27, 2008	Six Months Ended June 30, 2009	Six Months Ended June 27, 2008
Interest income:
Interest on loans	$3,044,000	$3,785,000	$6,655,000	$8,162,000
Interest on interest-earning deposit with
First Republic	403,000	337,000	834,000	622,000

Total interest income	3,447,000	4,122,000	7,489,000	8,784,000

Operating expense:
Advisory fees payable to First Republic (Note 4)	25,000	25,000	50,000	50,000
General and administrative	49,000	49,000	97,000	111,000

Total operating expense	74,000	74,000	147,000	161,000

Net income	3,373,000	4,048,000	7,342,000	8,623,000
Dividends on preferred stock (Note 7)	2,531,000	2,507,000	5,119,000	5,062,000

Net income available to common stockholders	$842,000	$1,541,000	$2,223,000	$3,561,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Predecessor Company
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of December 28, 2007	$115,000,000	$305,000	$175,463,000	$(200,000)	$290,568,000
Net income	—	—	—	8,623,000	8,623,000
Dividends on preferred stock	—	—	—	(5,062,000)	(5,062,000)

Balance as of June 27, 2008	$115,000,000	$305,000	$175,463,000	$3,361,000	$294,129,000

	Successor Company
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments (Note 3)	—	—	(2,487,000)	(1,114,000)	(3,601,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,418,000	—	292,723,000
Net income	—	—	—	7,342,000	7,342,000
Dividends on preferred stock	—	—	—	(5,119,000)	(5,119,000)

Balance as of June 30, 2009	$115,000,000	$305,000	$177,418,000	$2,223,000	$294,946,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Merrill Lynch Bank & Trust Co., FSB)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2009	Six Months Ended June 27, 2008
Cash flows from operating activities:
Net income	$7,342,000	$8,623,000
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion on loans	(1,402,000)	(685,000)
Decrease in accrued interest receivable	196,000	227,000
Decrease (increase) in prepaid expenses	(16,000)	39,000
Increase (decrease) in payable to First Republic	(113,000)	19,000
Increase (decrease) in other payables	(6,000)	42,000

Net cash provided by operating activities	6,001,000	8,265,000

Cash flows from investing activities:
Principal payments on loans	16,609,000	33,156,000

Net cash provided by investing activities	16,609,000	33,156,000

Cash flows from financing activities:
Dividends paid on preferred stock	(9,038,000)	(1,143,000)

Net cash used for financing activities	(9,038,000)	(1,143,000)

Increase in cash and cash equivalents	13,572,000	40,278,000
Cash and cash equivalents at beginning of year	81,523,000	22,196,000

Cash and cash equivalents at end of period	$95,095,000	$62,474,000

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$—	$3,919,000

In connection with Bank of America Corporation’s acquisition of Merrill Lynch & Co. Inc., the Company recorded purchase accounting adjustments during the first quarter of 2009. These adjustments were recorded as non-cash capital contributions. See Note 3.

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

First Republic owned 100% of the Company’s outstanding shares until September 2007 when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of the Bank, and the Bank became the controlling shareholder of the Company. On January 1, 2009, a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”) merged with and into Merrill Lynch & Co., with Merrill Lynch & Co. continuing as the surviving corporation and a subsidiary of Bank of America. As a result of the merger, among other things, all of the direct and indirect subsidiaries of Merrill Lynch & Co., including the Bank and the Company, have become indirect subsidiaries of Bank of America. The acquisition of the Company was accounted for under the acquisition method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The Company’s assets and liabilities were remeasured as of January 1, 2009 (the “acquisition date”) based on their estimated fair values. (See Note 3, “Purchase Accounting Allocation.”) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Accordingly, the Company’s financial statements are presented for periods prior to the acquisition (the “Predecessor Company”) and subsequent to the acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the financial statements to distinguish between the Company’s historical basis of accounting prior to the change of control and after the change of control. Tables in the footnotes to the financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented without the Predecessor Company and Successor Company distinction. As a result of the change in control, the Company changed its fiscal quarter end from the last Friday of the third month in the quarter to the last calendar day of the quarter. In addition, the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for the first six months of 2009. The impact of this change and the additional activity recorded in the first six months of 2009 resulted in approximately $156,000 of additional net income. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

At June 30, 2009, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. The Bank owns all of the common stock of the Company. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2008 Annual Report on Form 10-K for the year ended December 26, 2008 (the “2008 Annual Report”), Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company and the Bank are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the 2008 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2009.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. Additionally, there was no provision for loan losses recorded for the first six months of 2009.

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell such real estate. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and an interest-earning deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six months ended June 30, 2009 or June 27, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The adoption of SFAS No. 168 will not impact the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165, which became effective during the quarter ended June 30, 2009, did not impact the Company’s financial condition, results of operations or cash flows. The Company evaluated subsequent events through the date of filing, August 10, 2009. (See Note 10 “Subsequent Events.”)

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” such as loans that are not measured at fair value through earnings. The expanded disclosure requirements for FSP FAS 107-1 are effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 during the second quarter of 2009. Since FSP FAS 107-1 only requires certain additional disclosures, it did not affect the Company’s financial position, results of operations or cash flows. (See Note 8 “Fair Value of Financial Instruments.”)

In December 2007, the FASB issued SFAS No. 141(R), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141(R) requires, for example: (i) more assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. Bank of America applied SFAS No. 141(R) to its January 1, 2009 acquisition of the Company, the effects of which are included in the Company’s financial statements. See Note 3.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP FAS 141(R)-1 is effective for new acquisitions consummated on or after January 1, 2009. Bank of America applied the concepts of FSP FAS 141(R)-1 to its January 1, 2009 acquisition of the Company. The adoption of FSP FAS 141(R)-1 by the Company did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3. Purchase Accounting Allocation

Management estimated the fair value of assets and liabilities as of the acquisition date to be equal to their carrying values with the exception of Mortgage Loans. As a result of applying the acquisition method of accounting to the Company’s assets and liabilities, the Company’s Mortgage Loans were adjusted to their estimated fair values. The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of the acquisition date, with the net reduction to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of January 1, 2009 was reclassified to additional paid-in capital. The allocation of the purchase price will be finalized upon completion of Bank of America’s analysis of the fair values of Merrill Lynch & Co.’s assets and liabilities; therefore, the purchase accounting adjustments may be revised in future periods.

	Carrying Value as of December 26, 2008	Purchase Accounting Adjustments	Estimated Fair Value as of January 1, 2009
Assets
Single family mortgage loans	$202,089,000	$(11,280,000)	$190,809,000
Multifamily mortgage loans	24,521,000	(1,047,000)	23,474,000

Total mortgage loans	226,610,000	(12,327,000)	214,283,000

Less:
Net unearned discount	(8,245,000)	8,245,000	—
Allowance for loan losses	(481,000)	481,000	—

Total	$217,884,000	$8,726,000	$—

Liabilities and Stockholder’s Equity
Additional paid-in capital	$179,905,000	$(2,487,000)	$177,418,000
Retained earnings	1,114,000	(1,114,000)	—

Total	$181,019,000	$(3,601,000)	$177,418,000

The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount, which is accreted into interest income over the remaining weighted average life of the related loans, beginning in the first quarter of 2009. The purchase accounting adjustments did not impact cash flows.

Note 4. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following table presents the Company’s related party transactions for the three and six months ended June 30, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Loan servicing fee expense	$133,000	$152,000	$269,000	$314,000
Advisory fee expense	$25,000	$25,000	$50,000	$50,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans. The Company did not purchase any loans from First Republic for the first three or six months of 2009 and 2008.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2009 and 2008, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at June 30, 2009 and at December 26, 2008.

At June 30, 2009 and at December 26, 2008, the Bank owned 25,410 shares of the Company’s Series A Preferred Shares, with a liquidation preference value of $25.4 million. For the first six months of 2009 and 2008, neither the Bank nor First Republic purchased any of the Company’s outstanding Series A Preferred Shares. The Company had no dividends payable to the Bank at June 30, 2009, compared with $1,319,000 at December 26, 2008.

Note 5. Preferred Stock

At June 30, 2009, the Company was authorized to issue 10,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at June 30, 2009 and December 26, 2008:

	June 30, 2009	December 26, 2008
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 Series A Preferred Shares. The Company’s proceeds from this issuance were $55 million. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Shares are not redeemable at the Company’s option prior to June 1, 2009. On or after that date, the Preferred Shares will be redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share shall be (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum, or $105 per annum per share. Dividends on the Series A Preferred Shares, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2003, the Company issued 2,400,000 Series D Preferred Shares. The Company’s proceeds from this issuance were $60 million. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Shares are redeemable at the option of the Company any time after June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Shares are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 6. Common Stock

At June 30, 2009, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by the Bank. The Company issued no common stock in the first six months of 2009 and 2008.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year.

Note 7. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three and six months ended June 30, 2009 and June 27, 2008. The Company paid dividends on the Series A Preferred Shares and the Series D Preferred Shares during the three and six months ended June 30, 2009. During the three and six months ended June 27, 2008, the Company had accrued dividends on the Series A Preferred Shares and the Series D Preferred Shares, which were paid on June 30, 2008. There were no accrued dividends payable on the Series A or Series D Preferred Shares as of June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Series A Preferred Shares	$1,444,000	$1,443,000	$2,920,000	$2,887,000
Series D Preferred Shares	1,087,000	1,064,000	2,199,000	2,175,000

Total	$2,531,000	$2,507,000	$5,119,000	$5,062,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred shares is not less than 90% of the Company’s “REIT taxable income” (excluding deductions for any dividends paid and any net capital gains) in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three and six months ended June 30, 2009 or June 27, 2008.

Note 8. Fair Value of Financial Instruments

The following table presents the carrying values and fair values of the Company’s financial instruments as of June 30, 2009:

	June 30, 2009
($ in thousands)	Carrying Value	Fair Value
Cash and interest-earning deposit	$95,095	$95,095
Mortgage loans, net	$199,076	$186,524

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Interest-earning Deposit: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is the gross principal, net of unaccreted purchase accounting discounts. To estimate the fair value of Mortgage Loans, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk, and accrual status.

The Company based the fair value of single family and multifamily mortgages loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions.

Note 9. Concentration of Credit Risk

At June 30, 2009, approximately 81% of Mortgage Loans (by carrying value) were secured by real estate properties located in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 10. Subsequent Events

Sale of the Bank to Bank of America, N.A.

During the second quarter of 2009, the Bank’s board of directors approved the sale of the Bank to Bank of America, N.A., a subsidiary of Bank of America.

In this transaction, Merrill Lynch & Co. will sell the shares of the Bank to Bank of America, N.A. The sale price will be equal to the net book value of the Bank as of the date of transfer, and consideration will be in the form of floating rate demand notes payable from Bank of America, N.A. to Merrill Lynch & Co. The demand notes will be established at market rates at the time of the sale. This transaction is not expected to alter the carrying value of the Company’s assets or liabilities.

The sale of the Bank is expected to be completed on or about October 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of First Republic Preferred Capital Corporation (the “Company”) as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the Company’s 2008 Annual Report on Form 10-K for the year ended December 26, 2008 (the “2008 Annual Report”).

Bank of America Acquisition

On January 1, 2009, a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”) merged with and into Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”), with Merrill Lynch & Co. continuing as the surviving corporation and a subsidiary of Bank of America. As a result of the merger, among other things, all of the direct and indirect subsidiaries of Merrill Lynch & Co., including Merrill Lynch Bank & Trust Co., FSB (the “Bank”) and the Company, have become indirect subsidiaries of Bank of America. See “Critical Accounting Policies and Estimates” below.

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

The acquisition of the Company on January 1, 2009 was accounted for under the acquisition method of accounting, as required by SFAS No. 141(R). The Company’s assets and liabilities were remeasured as of January 1, 2009 (the “acquisition date”) based on their estimated fair values. (See Note 3, “Purchase Accounting Allocation.”) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Accordingly, the Company’s financial statements are presented for periods prior to the acquisition (the “Predecessor Company”) and subsequent to the acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the financial statements to distinguish between the Company’s historical basis of accounting prior to the change of control and after the change of control. Tables in the footnotes to the financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented without the Predecessor Company and Successor Company distinction. As a result of the change in control, the Company changed its fiscal quarter end from the last Friday of the third month in the quarter to the last calendar day of the quarter. In addition, the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for the first six months of 2009. The impact of this change and the additional activity recorded in the first six months of 2009 resulted in approximately $156,000 of additional net income. There were no changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

Results of Operations

Overview

Net income was $3,373,000 and $7,342,000 for the second quarter and first six months of 2009, compared with $4,048,000 and $8,623,000 for the same periods in 2008. The decrease was primarily due to a decrease in interest income resulting from lower average loan balances. The ratio of earnings to fixed charges was 1.33x and 1.43x for the second quarter and first six months of 2009, and 1.61x and 1.70x for the same periods in 2008; the decrease in 2009 is due to lower interest income. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in the second quarter and first six months of 2009, compared with the same periods in 2008 primarily due to lower average loan balances and lower loan yields. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended
	June 30, 2009			June 27, 2008
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$204,233	$3,044	6.06%	$240,681	$3,785	6.31%
Short-term investments	91,763	403	1.79	54,221	337	2.49

Total interest-earning assets	$295,996	$3,447	4.73%	$294,902	$4,122	5.61%

	Six Months Ended
	June 30, 2009			June 27, 2008
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$207,779	$6,655	6.37%	$249,015	$8,162	6.57%
Short-term investments	87,115	834	1.90	44,163	622	2.82

Total interest-earning assets	$294,894	$7,489	5.05%	$293,178	$8,784	6.01%

Interest income on Mortgage Loans decreased $741,000, or 20%, in the second quarter of 2009 and $1,507,000, or 18%, for the first six months of 2009, compared with the same periods in 2008 primarily due to lower average balances as cash has been accumulated in anticipation of the possible redemption of the outstanding issues of Preferred Shares. The average yield on loans was 6.06% and 6.37% for the second quarter and first six months of 2009, compared with 6.31% and 6.57% for the same periods in 2008. The weighted average net coupon rate on Mortgage Loans was 4.11% at June 30, 2009, 4.91% at December 26, 2008 and 5.38% at June 27, 2008. The average yield on loans and the average net coupon rate have declined in 2009 due to lower market rates of interest. See “Quantitative and Qualitative Disclosures about Market Risks.”

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $133,000 and $269,000 for the second quarter and first six months of 2009 and $152,000 and $314,000 for the same periods in 2008. The decrease in loan servicing fees was consistent with the decrease in the average loan balances. Interest income on Mortgage Loans includes discount accretion related to the valuation of loans for purchase accounting, which partially offset the decrease in the average yield on loans. Net discount accretion was $701,000 and $1,402,000 for the second quarter and first six months of 2009, compared with $273,000 and $685,000 for the same periods in 2008. The total net unaccreted purchase accounting discount was $10.9 million at June 30, 2009 and $8.9 million at June 27, 2008.

Interest income on short-term investments increased in the second quarter and first six months of 2009, compared with the same periods in 2008, primarily due to higher average investment balances, partially offset by lower rates. The average yields on short-term investments for the second quarter and first six months of 2009 decreased to 1.79% and 1.90% respectively, compared with 2.49% and 2.82% for the same periods in 2008. The average yield on short-term investments has declined in 2009 due to lower market rates of interest.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2009 and 2008, or $25,000 per quarter.

General and administrative expenses were $49,000 and $97,000 for the second quarter and first six months of 2009, compared with $49,000 and $111,000 for the same periods in 2008. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Cash Equivalents on Deposit with First Republic

At June 30, 2009 and December 26, 2008, cash equivalents consisted entirely of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at June 30, 2009 and December 26, 2008 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At June 30, 2009, approximately $110.9 million of loans, or 60% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average loan-to-value (“LTV”) ratio at June 30, 2009 of approximately 56%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

At June 30, 2009, there was one single family loan of $659,000 that was contractually past due more than 90 days and on accrual status. At June 30, 2009 and December 26, 2008, there were no nonaccrual loans, impaired loans or loans that were troubled debt restructurings. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Six Months Ended		For the Year Ended December 26, 2008
	June 30, 2009	June 27, 2008
Allowance for loan losses:
Balance, beginning of period	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—
Purchase accounting adjustment	(481,000)	—	—

Balance, end of period	$—	$481,000	$481,000

Average Mortgage Loans for the period	$207,779,000	$249,015,000	$237,093,000
Total Mortgage Loans at end of period	$199,076,000	$235,035,000	$218,365,000
Ratio of allowance for loan losses to total loans	—%	0.20%	0.22%

The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) requires impaired loans acquired in a business combination to be recorded at fair value and prohibits the carryover of the allowance for loan losses. The net purchase accounting discount recorded in the first quarter was determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments. Subsequent decreases to expected principal cash flows will result in a charge to provision for loan losses. None of the Company’s loans were considered impaired under SOP 03-3 and no additional provision for loan losses was required as of June 30, 2009.

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at June 30, 2009 by year of origination:

Loan Type	Year Originated	Balance	% of Total Loans	Average FICO	Average LTV
Single family mortgage loans	2005	$12,637	6%	759	67%
	2004	38,331	19	777	58
	2003	45,765	23	773	54
	2002	28,655	15	766	57
	2001	9,030	5	772	47
	2000 & prior	42,197	21	736	45

Total		176,615	89	763	54

Multifamily mortgage loans	2004	4,305	2		51
	2003	10,127	5		50
	2002	6,123	3		60
	2001	—	—		—
	2000 & prior	1,906	1		55

Total		22,461	11		53

Total mortgage loans		$199,076	100%		54%

As shown in the table above, the Mortgage Loans at June 30, 2009 were originated prior to 2006. The FICO score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at June 30, 2009 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York /New England	Los Angeles County	San Diego County	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$104,529	$20,209	$19,032	$13,220	$2,528	$16,097	$1,000	$176,615	89%
Multifamily	16,122	844	3,105	603	1,787	—	—	22,461	11

Total	$120,651	$21,053	$22,137	$13,823	$4,315	$16,097	$1,000	$199,076	100%

Percent by location	61%	11%	11%	7%	2%	7%	1%	100%

At June 30, 2009, approximately 81% of Mortgage Loans were secured by properties located in California. The weighted average loan to value ratio on Mortgage Loans was approximately 54%, based upon the appraised values of the properties at the time the loans were originated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans and short-term investments. To meet dividend payments, the Company maintains an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred shares. The Company’s earnings to fixed charges ratio was 1.33x for the second quarter of 2009, compared with 1.61x for the second quarter of 2008 and 1.57x for the year 2008.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 88 basis points to 4.73% for the second quarter of 2009, compared with 5.61% for the second quarter of 2008. The decrease in yield was primarily due to declining interest rates, partially offset by discount accretion on loans and an increase in lower-yielding short-term investments. The yield on loans decreased 25 basis points in the second quarter of 2009 compared to the same period in 2008. However, excluding the net discount accretion, the yield would have decreased approximately 122 basis points. The loan portfolio mix by interest rate type at June 30, 2009 was similar to that at June 27, 2008. Adjustable rate mortgage (“ARM”) loans were 80% of Mortgage Loans at June 30, 2009 and 76% at June 27, 2008. The weighted average net coupon rate for ARMs at June 30, 2009 decreased 159 basis points from a year ago, compared with a 11 basis point increase in the weighted average net coupon rate for intermediate fixed rate loans and 1 basis point increase for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 20.8 years at June 30, 2009 and 21.8 years at June 27, 2008.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 3.73% at June 30, 2009, compared with 5.32% at June 27, 2008 primarily due to a decrease in short-term rates. The decrease in ARM loan yields was mitigated by a significant volume of ARM loans indexed to Monthly Eleventh District Cost of Funds Index (“COFI”). COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At June 30, 2009, ARM loans indexed to COFI were 82% of total ARMs and 65% of Mortgage Loans, compared with 83% of total ARMs and 63% of Mortgage Loans at June 27, 2008.

For intermediate fixed and fixed rate loans, the balance outstanding at June 30, 2009 was $40.6 million, or 20% of total Mortgage Loans, compared with $57.1 million at June 27, 2008, or 24% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 5.54% at June 30, 2009, up slightly from 5.43% at June 27, 2008. The weighted average coupon rate for fixed rate loans was 5.68% at June 30, 2009 and 5.67% at June 27, 2008.

The following table presents an analysis of Mortgage Loans at June 30, 2009 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$130,038	3.71%	1	65%
CMT (3)	18,597	4.04	6	10
LIBOR (4)	9,855	3.40	4	5

Total ARMs	158,490	3.73	2	80

Intermediate fixed:
12 months to 36 months	3,124	5.91	26	1
37 months to 60 months	7,081	5.31	42	3
Greater than 60 months	1,033	6.00	77	1

Total intermediate fixed	11,238	5.54	41	5

Total adjustable rate loans	169,728	3.85	4	85

Fixed rate loans	29,348	5.68		15

Total loans	$199,076	4.11%		100%

(1)	Weighted average coupon rate
(2)	Net of servicing fees retained by First Republic
(3)	One-Year Treasury
(4)	London Interbank Offered Rate

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of June 30, 2009:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$95,095	$—	$—	$—	$—	$—	$95,095
Loans, net	152,315	13,901	15,528	10,684	6,648	—	199,076
Other assets	—	—	—	—	—	828	828

Total assets	$247,410	$13,901	$15,528	$10,684	$6,648	$828	$294,999

Other liabilities	$—	$—	$—	$—	$—	$53	$53
Stockholders’ equity	—	—	—	—	—	294,946	294,946

Total liabilities and equity	$—	$—	$—	$—	$—	$294,999	$294,999

Repricing gap — positive (negative)	$247,410	$13,901	$15,528	$10,684	$6,648	$(294,171)

Cumulative repricing gap:
Dollar amount	$247,410	$261,311	$276,839	$287,523	$294,171

Percent of total assets	83.9%	88.6%	93.8%	97.5%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2009, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 1A. Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these factors are described in the 2008 Annual Report. Any factor described in the 2008 Annual Report or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect the

Company’s business, results of operations and/or financial condition. There may be other factors not described in the 2008 Annual Report or in this Quarterly Report on Form 10-Q that could cause results to differ from the Company’s expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(ii)	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated by reference to Exhibit 3(ii) of Form 8-K filed on May 12, 2009).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: August 10, 2009	By:	/s/ JAMES J. BAUMBERGER
James J. Baumberger
President and Director
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Treasurer and Director
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3(ii)	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated by reference to Exhibit 3(ii) of Form 8-K filed on May 12, 2009).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.