Form 10-K
period 2009-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2010-03-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-33461

FIRST REPUBLIC PREFERRED

CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-1971389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Pine Street, 2nd Floor San Francisco, California	94111 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 392-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7.25% Noncumulative Perpetual Series D Preferred Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2009 was $0.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of February 19, 2010 was 30,538,277.

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

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. In addition, other statements may also be forward-looking statements. All forward-looking statements should be read carefully because they discuss future expectations, may contain projections of future results of operation or of financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward looking statements as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed under “Risk Factors” on page 13 and elsewhere in this report, in other First Republic Preferred Capital Corporation filings with the Securities and Exchange Commission (the “SEC”) and in materials incorporated therein by reference.

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “MLFSB” refers to Merrill Lynch Bank & Trust Co., FSB and “BANA” refers to Bank of America, N.A. In addition, throughout this document, “First Republic” means the business of First Republic Bank:

•

as conducted as an independent institution, including the Company and its other subsidiaries, from 1985 until its acquisition in September 2007 by MLFSB, a banking subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”); and

•

as conducted as a separate business and accounting division within MLFSB, and, effective as of November 2009, as a separate division of BANA following MLFSB’s merger into BANA, in each case including the Company and any other subsidiaries acquired in the 2007 transaction.

Item 1.	BUSINESS.

General

First Republic Preferred Capital Corporation, a Nevada corporation, was formed by First Republic in April 1999 for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares of common stock until September 21, 2007, when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock and the Company became a wholly owned subsidiary of MLFSB, a federal stock savings bank, which was itself a wholly owned subsidiary of Merrill Lynch & Co. The acquisition of First Republic was accounted for under the purchase method of accounting. The Company’s assets and liabilities were remeasured as of September 21, 2007 (the “Merrill Lynch & Co. acquisition date”) based on their estimated fair values.

On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America Corporation (“Bank of America”), with Merrill Lynch & Co. continuing as a wholly owned subsidiary of Bank of America. As a result, all of the direct and indirect subsidiaries of Merrill Lynch & Co., including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”).

Following the Bank of America Acquisition, the Company’s assets and liabilities were remeasured as of January 1, 2009 (the “Bank of America acquisition date”) based on their estimated fair values in accordance with the acquisition method of accounting. Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. See “Critical Accounting Policies” included in Item 7 of this report. As a result of the change in control, the Company changed its fiscal year end from the last Friday in December to the last calendar day of the year; the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in 2009, resulting in approximately $156,000 of additional net income.

On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into BANA, with BANA continuing as the surviving entity (the “Restructuring”). As a result of the Restructuring, BANA replaced MLFSB as the direct parent and holder of 100% of the common stock of the Company. This transaction did not alter the carrying value of the Company’s assets or liabilities. Except for the changes discussed in Note 6, “Preferred Stock,” of the Notes to Financial Statements included in Item 8 of this report (the “Notes to Financial Statements”), there were no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

At December 31, 2009, all of the Company’s 30,538,277 issued and outstanding shares of common stock, par value $0.01 per share, were owned by BANA. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Financial information for the fiscal years ended December 31, 2009, December 26, 2008 and December 28, 2007 is presented in the accompanying financial statements.

Recent Development

On October 21, 2009, Bank of America announced that it had entered into a definitive agreement to sell First Republic and its operating subsidiaries, including the Company, to a number of investors, led by First Republic’s existing management, and including investment funds managed by Colony Capital, LLC and General Atlantic LLC. The transaction is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals. Upon completion of the transaction, the Company will become a subsidiary of a newly formed enterprise doing business as First Republic Bank, since the newly formed enterprise will assume ownership of 100% of the Company’s outstanding common stock currently owned by BANA. The newly formed enterprise will also acquire the 25,410 shares of Series A Preferred Stock currently owned by BANA. Except for these changes, no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock are expected as a result of this proposed transaction.

General Description of Mortgage Assets

Mortgage Assets. As of December 31, 2009 and December 26, 2008, the Company’s Mortgage Assets consisted of Mortgage Loans originated by First Republic and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate outstanding gross principal balance of those loans was $273.2 million as of December 31, 2009 and $226.6 million as of December 26, 2008. The total net unaccreted purchase accounting discount was $8.7 million as of December 31, 2009 and $8.2 million as of December 26, 2008.

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

Asset Acquisition Policies. The Company currently anticipates purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although the Company may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, the Company expects to acquire all or substantially all of these Mortgage Assets from First Republic. As a wholly owned subsidiary of BANA, the Company acquires loans from First Republic, a division of BANA, at prices equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. The Company intends to acquire only performing loans from First Republic. However, neither the Company nor First Republic currently has specific policies with respect to the Company’s acquisition from First Republic of particular loans or pools of loans, other than the Company’s requirement that these assets must be eligible to be held by a REIT. The Company may periodically acquire Mortgage Assets from unrelated third parties. To date, the Company has not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, First Republic has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by the Company. The Company anticipates purchasing Mortgage Assets from unrelated third parties only if neither First Republic nor any of its affiliates has amounts or types of Mortgage Assets sufficient to meet the Company’s requirements.

In addition, the Company is permitted under the REIT guidelines to invest up to 25% of the total value of its assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, the Company has not acquired any such assets. However, in order to preserve the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), at least 75% of the Company’s total assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although the Company currently does not intend to invest in shares or interests in other REITs.

Capital and Leverage Policies. If the Company’s Board of Directors decides that additional funding is required, the Company may seek to raise funds through equity offerings or debt financings. The Company may also seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring a REIT to distribute not less than 90% of its REIT “taxable income” (which excludes accretion of loan discounts and is calculated after the deduction for dividends paid on preferred stock) and taking into account taxes that would be imposed on undistributed taxable income.

The Company has no debt outstanding and currently does not intend to incur any indebtedness. Its articles of incorporation, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company may incur. Notwithstanding the foregoing, the terms of the Company’s preferred stock provide that the Company may not incur indebtedness in excess of 25% of total stockholders’ equity without the approval of a majority of the Company’s independent directors. Any debt incurred may include intercompany advances made by BANA to the Company.

The Company may also issue additional preferred stock. The Company is prohibited, however, from issuing preferred stock ranking senior to its Series A Preferred Stock or Series D Preferred Stock without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred stock. BANA has advised the Company that, at the date of this report, it owns approximately $25.4 million of the Company’s Series A Preferred Stock. Because the Company’s articles of incorporation do not prohibit or otherwise restrict BANA or its affiliates from holding or voting the Company’s preferred stock, BANA may be in a position to significantly affect the outcome of any future vote by the holders of the Company’s preferred stock. In connection with the transaction discussed in Item 1 of this report under “General—Recent Development,” the Series A Preferred Stock owned by BANA will be acquired by First Republic. The Company is prohibited from issuing preferred stock ranking either senior or equal to the Series A Preferred Stock or the Series D Preferred Stock without the approval of a majority of the Company’s independent directors.

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

Conflicts of interest between the Company and First Republic may arise in connection with making decisions that bear upon the credit arrangements that First Republic may have with a borrower. Conflicts of interest may arise in connection with actions taken by BANA as the Company’s controlling shareholder. It is the Company’s intention and the intention of First Republic and BANA that any agreements and transactions between the Company, on the one hand, and First Republic or BANA, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that First Republic must perform foreclosures and dispositions of Mortgage Loans with a view toward maximizing the recovery by the Company, and that it must service the Mortgage Loans with a view toward the Company’s interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

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

The Company may, under certain circumstances, purchase its preferred stock in the open market or otherwise. Any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT and only upon approval by the Company’s Board of Directors.

The Company currently intends to make investments and to operate its business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause the Company’s Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in the Company’s best interests and in the best interest of its shareholders to revoke the Company’s REIT status. The Company does not currently intend to revoke its status as a REIT.

The Company currently does not intend to borrow money or issue securities senior to the preferred stock or otherwise to incur any indebtedness in connection with its operations. However, the Company reserves the right to do so at any time, although under its articles of incorporation, indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of the Company’s Board of Directors without a vote of its shareholders.

Description of Loan Portfolio

General. Except for certain home loans purchased by First Republic in 1998, the Mortgage Loans held by the Company were originated by First Republic in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, the Company began acquiring multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 31, 2009, Mortgage Loans totaled $264.5 million, of which $243.8 million were secured by single family real estate properties and $20.7 million were secured by multifamily real estate properties. At December 26, 2008, Mortgage Loans totaled $218.4 million, of which $194.0 million were secured by single family real estate properties and $24.4 million were secured by multifamily properties.

At December 31, 2009, the Mortgage Loans had interest rates generally ranging from 2.94% to 8.38% per annum and a weighted average coupon rate of 3.92% per annum. The Mortgage Loans were originated between August 1986 and July 2009, and the average original term to stated maturity was approximately 29 years. The weighted average number of years from origination of the loans through December 31, 2009 was approximately 6 years, and the weighted average remaining term was approximately 23 years. At December 26, 2008, the Mortgage Loans had rates generally ranging from 3.13% to 8.38%, a weighted average coupon rate of 4.91%, a weighted average number of years from origination of 7 years and a weighted average remaining term of approximately 21 years.

The weighted average loan-to-value (“LTV”) ratio for Mortgage Loans was approximately 55% at December 31, 2009 and 53% at December 26, 2008. The LTV ratio means the ratio (expressed as a percentage) of the current principal amount of a mortgage loan to the lesser of (i) the most recent appraised value of the underlying mortgage property, and (ii) if the mortgage loan was made to finance the acquisition of a property, the purchase price of the mortgaged property. The Company does not generally reappraise properties subsequent to loan origination unless a loan becomes significantly delinquent.

Interest Rate Types. Mortgage Loans consist of adjustable and fixed interest rate types, which are described in more detail below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, One-Year Treasury (“CMT”) ARM and London Interbank Offered Rate (“LIBOR”) ARM, intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

The interest rate on an ARM typically is tied to either the COFI, the CMT or the LIBOR index and is adjustable periodically. A majority of Mortgage Loans have adjustable interest rate types. At December 31, 2009, 57% (by carrying value) of Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 33% were intermediate fixed rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

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

For intermediate fixed rate loans that are automatically convertible (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a monthly or One-Year ARM. At December 31, 2009, these automatically convertible mortgage loans comprised 32% of Mortgage Loans, compared with 8% at December 26, 2008. In addition, 1% of Mortgage Loans at December 31, 2009 and December 26, 2008 were indexed to the 5-year CMT and reprice every five years.

The Company has purchased from First Republic certain adjustable rate single family home loans that contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The borrower’s ability to make payments is determined based on a rate in excess of the fully accrued interest rate, which is well above the initial rate on the negative amortization loan. The amount of any payment shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which, in turn, could cause increases in the principal amount owed by the borrower over the original amount advanced. At December 31, 2009, loans with the potential for negative amortization were $5.0 million, or 2% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at December 31, 2009.

In addition, the Company has purchased from First Republic loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. As of December 31, 2009, approximately $181.3 million of loans, or 72% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average LTV ratio of approximately 58%, based on appraised values at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

Underwriting Standards. First Republic has represented to the Company that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by First Republic during the period in which the Mortgage Loans were originated or purchased by First Republic, as applicable.

In the mortgage loan approval process, First Republic assesses both the borrower’s ability to repay the mortgage loan and the adequacy of the proposed security. A borrower’s credit score is considered but is not the sole determining factor in the decision to approve a loan. Credit policies and procedures are established by First Republic, which delegates credit approval to certain executive officers and senior credit officers in accordance with such policies and procedures.

The approval process for each type of mortgage loan includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. First Republic generally lends up to 80% of the appraised value at the time of origination of single family residential owner-occupied dwellings. The maximum loan-to-value ratio at origination generally applied by First Republic for multifamily mortgage loans has been 75% of the lesser of the appraised value of the property or the sale price and 70% for commercial mortgage loans.

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

Geographic Distribution; Loan Size. At December 31, 2009, approximately 77% of Mortgage Loans, based on carrying value, were secured by properties located in California. Consequently, the Company’s loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on Mortgage Loans. First Republic has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

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

The Company may terminate the loan purchase and servicing agreement upon the occurrence of one or more events specified in the agreement. These events relate generally to First Republic’s proper and timely performance of its duties and obligations under the loan purchasing and servicing agreement. The Company may not terminate the loan purchasing and servicing agreement without the approval of a majority of its independent directors.

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

First Republic has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2009, First Republic owned approximately $10.1 billion of single family mortgage loans, $2.1 billion of multifamily mortgage loans and $5.0 billion of other loans secured by real estate. In its single family mortgage loan business, First Republic has historically originated loans and then sold or securitized a portion of such loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2009, in addition to loans serviced for its own portfolio, First Republic serviced mortgage loans having an aggregate principal balance of approximately $4.0 billion.

The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless the Company terminates the advisory agreement, which the Company may do at any time upon 90 days’ prior written notice to First Republic. First Republic cannot refuse the Company’s request to renew the advisory agreement. As long as any of its preferred stock remains outstanding, any decision by the Company either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of the Company’s Board of Directors, as well as by a majority of its independent directors. During 2009, First Republic received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2010, the Company and First Republic have maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of the Company’s Board of Directors, including a majority of its independent directors.

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

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its initial taxable year ended December 31, 1999 and intends to comply with the provisions of the Internal Revenue Code with respect thereto. The Company qualifies as a REIT if 90% of the Company’s adjusted REIT taxable income is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2009, 2008 and 2007, all Internal Revenue Code requirements for a REIT were met.

BANA is the holder of 100% of the Company’s outstanding common stock. Prior to BANA, MLFSB and First Republic were the holders of such shares. Accordingly, the Company is a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. Since 2004, the dividend on the common stock owned by BANA, MLFSB and First Republic was treated as a consent dividend under Section 565 of the Internal Revenue Code. For each year prior to 2004, the Company paid 100% of its net earnings as cash dividends to the holders of its common stock.

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

Current and future weakness in the economy, in the real estate market and in the capital markets, including specific weakness within the Company’s geographic footprint, may adversely affect us and the value of real estate collateral securing our loans.

Based on a number of indicators, the United States economy is experiencing a recession. If the U.S. economy in general and the local economies in which we conduct operations continue to be weak for an extended period of time, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the Company’s loan portfolio and allowance for loan losses. This could occur at a time when the value of the real estate collateral securing the Company’s loans is lower than at loan origination.

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

Beginning in 2007 and continuing throughout 2008 and 2009, disruptions in the capital markets substantially limited the ability of mortgage originators, including First Republic, to sell mortgage loans to the capital markets through whole loan sales or securitization. As a result, First Republic experienced a general loss of liquidity in most secondary markets for both its loan and asset-backed securities holdings, and this condition has persisted to the present time. The Company cannot forecast if or when either specific secondary markets or broader market liquidity conditions will see improvement from current stresses.

The Company’s results will be affected by factors beyond its control.

The value of the Company’s Mortgage Loans and the amount of cash flow generated by its portfolio will be affected by a number of factors beyond the Company’s control. These factors may include the following:

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

At December 31, 2009, approximately 77% of Mortgage Loans (by carrying value) were secured by properties located in the urban coastal markets of California in which most of First Republic’s offices are located. Adverse economic, political or business developments or natural hazards have affected California and the ability of property owners there to make payments of principal and interest on the underlying mortgages and the values of those properties. If California’s economic, political or business conditions were to deteriorate substantially and the property values of real estate securing the Company’s loans were to continue to decline, the Company would experience higher rates of loss and delinquency on Mortgage Loans than if the loans were more geographically diverse. California has experienced dramatic volatility in energy prices, periodic energy supply shortages and a downturn in some technology-oriented industry sectors. These conditions could adversely affect the Company’s mortgage loan portfolio and thus its future ability to pay dividends on its preferred stock.

The Mortgage Loans are concentrated in single family residential mortgage loans, including adjustable rate, interest-only and jumbo mortgages, and borrowers may be more likely to default if mortgage credit is not readily available.

Approximately 92% of the Mortgage Loans are secured by single family residencies. Disruptions in capital markets and the deterioration in housing markets and general economic conditions caused residential real estate lenders to tighten underwriting standards and adjust loan pricing. These actions have reduced the availability of mortgage credit to borrowers and may have contributed to the significant increase in the number of homeowners who became delinquent on their home loans. This reduction in available mortgage credit may continue if capital markets, housing markets and general economic conditions remain weak, and could impair the ability of Mortgage Loans borrowers to repay their loans if they are not able to restructure or refinance their loans when needed. In particular, approximately 57% of the Mortgage Loans are currently adjustable rate mortgage loans, and 33% of the Mortgage Loans are hybrid adjustable rate loans that will adjust within one to seven years in the future. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. The inability of borrowers to refinance their loans, particularly while experiencing increases in the monthly payment on their loan amounts, increases the risk that borrowers will become delinquent and ultimately default on their loans.

The Company may encounter delays and obstacles in liquidating defaulted mortgage loans.

Even assuming that the mortgaged properties underlying the Company’s Mortgage Loans provide adequate security for the Mortgage Loans, the Company could encounter substantial delays in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds. Until the Company receives the proceeds, the Company will be unable to acquire new mortgage loans or other mortgage assets that produce income that can be used to pay dividends to the holders of its preferred stock.

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

The Company’s income consists primarily of interest earned on Mortgage Loans and short-term investments. A significant portion of Mortgage Loans bear interest at adjustable rates. If there is a decline in interest rates, the Company will experience a decrease in income available to stockholders. If interest rates decline, the Company may also experience an increase in prepayments on Mortgage Loans and may find it difficult to purchase additional mortgage assets bearing rates sufficient to support the payment of dividends on preferred stock. Because the dividend rates on the preferred stock are fixed, a significant and sustained decline in interest rates could materially adversely affect the Company’s ability to pay dividends on preferred stock. Although the Company is permitted to do so, it does not currently hedge its interest rate exposure and does not expect to do so.

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

Through the first quarter of 2003, the Company’s Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, the Company also began acquiring multifamily real estate secured mortgages from First Republic, which can be riskier investments than single family mortgage loans. The Company expects to acquire more multifamily mortgages. Additionally, although there are no current plans to do so, the Company may acquire other types of mortgages that may have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owners against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of bankruptcy laws, which could result in lease terminations.

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

The Company’s relationship with BANA and First Republic creates conflicts of interest.

BANA is the holder of 100% of the common stock of the Company, and First Republic is a division of BANA. First Republic is, and is expected to continue to be, involved in virtually every aspect of the Company’s operations. First Republic will administer the Company’s day-to-day activities in its role as advisor under the advisory agreement. First Republic also acts as servicer of the Mortgage Loans under the loan purchasing and servicing agreement. In addition, other than the independent directors, all of the Company’s officers and directors are also officers, former officers or directors of First Republic. Their compensation is paid by First Republic, and they have substantial responsibilities in connection with their work as employees, officers or directors of First Republic. As the holder of 100% of outstanding voting shares of the Company, BANA has the right to elect all of the directors, including the independent directors. Following the transaction described in Item 1 of this report under “General—Recent Development,” First Republic will have the right to elect all of the directors.

First Republic has interests that are dissimilar to or in conflict with the Company’s interests. Consequently, conflicts of interest arise with respect to the Company’s transactions with First Republic, including without limitation: acquiring mortgage assets from First Republic; servicing mortgage loans; and renewing, terminating or modifying the advisory agreement or the loan purchase and servicing agreement. It is the Company’s intention and the intention of First Republic that any agreements and transactions between the Company, on the one hand, and First Republic, on the other hand, are fair to both parties and consistent with market terms, including the price to acquire mortgage assets or in connection with servicing Mortgage Loans. There is a requirement in the terms of the preferred stock that a majority of the independent directors must approve certain Company actions to ensure fair dealings between the Company, First Republic and BANA, although the independent directors are appointed by BANA. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

Although not required to do so, the Company acquires all mortgage assets from First Republic under the loan purchase and servicing agreement. The Company does not have independent underwriting criteria for the loans that it purchases and relies on First Republic’s underwriting standards for loan originations. Those criteria may change over time. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of shareholders. The Company intends to acquire in the future all or substantially all mortgage assets from First Republic on terms that are comparable to those that could be obtained from unrelated third parties, but the Company cannot provide assurance that this will always be the case.

As a result of BANA being the controlling shareholder of the Company and First Republic being the advisor of the Company, it is possible that, notwithstanding good faith belief to the contrary, the Company in fact pays more for these loans than if acquired from an unaffiliated third party, and loans purchased from First Republic in the future may be of lesser quality than those in the current loan portfolio.

If the Company does not distribute 90% of its net taxable income, it may not qualify as a REIT.

In order to qualify as a REIT, the Company generally is required each year to distribute to its shareholders at least 90% of its REIT taxable income. The Company may retain the remainder of its REIT taxable income or all or part of its net capital gain, but will be subject to U.S. federal income tax at regular corporate rates on that income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by the Company with respect to any calendar year are less than the sum of (i) 85% of the Company’s ordinary income for the calendar year, (ii) 95% of the Company’s capital gains net income for the calendar year and (iii) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict the Company’s ability, as a subsidiary of BANA, to make distributions to its shareholders in an amount necessary to retain its REIT qualification. Such a restriction could result in the Company failing to qualify as a REIT. To the extent the Company’s REIT taxable income may exceed the actual cash received for a particular period, it may not have sufficient liquidity to make distributions necessary to retain its REIT qualification or may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if then prevailing market conditions are not favorable for such a borrowing.

If ownership of the Company becomes concentrated in a small number of individuals, the Company may fail to qualify as a REIT.

To maintain the Company’s status as a REIT, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, at any time during the last half of each taxable year. The Company believes that it currently satisfies, and expects to continue to satisfy, this requirement because for this purpose its common stock held by BANA is treated as held by Bank of America, the parent company of BANA. However, the Company must also have 100 or more shareholders in order to meet the beneficial ownership requirements of a qualified REIT. The Company may have difficulty monitoring the daily ownership and constructive ownership of its outstanding shares and, therefore, the Company cannot assure that it will continue to meet the beneficial ownership requirement. In addition, while the fact that the Company’s preferred stock may be redeemed or exchanged will not affect the Company’s REIT status prior to any redemption or exchange, the redemption or exchange of all or a part of the preferred stock could adversely affect the Company’s ability to satisfy the beneficial ownership requirements in the future.

If the Company were to fail to qualify as a REIT, it would be subject to U.S. federal income tax at regular corporate rates.

If the Company were to fail to qualify as a REIT for any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on taxable income at regular corporate rates. As a result, the amount available for distribution to shareholders, including the holders of preferred stock, would be reduced for the year or years involved, and the Company would not be subject to the REIT requirement to distribute substantially all of its net taxable income. In addition, unless entitled to relief under statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce net earnings available for distribution to shareholders, including holders of preferred stock, because of the additional federal tax liability for the year or years involved. Failure to qualify as a REIT would neither by itself give the Company the right to redeem the preferred stock, nor would it give the holders of the preferred stock the right to have their shares redeemed.

Although the Company intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations, including actions by banking regulators as discussed below, may determine that it is in the best interest of the Company and in the best interest of holders of common stock and preferred stock to revoke the Company’s REIT election. The tax law generally prohibits electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit the Company’s ability to implement its business plan and may restrict the ability to pay dividends.

Because the Company is a wholly owned subsidiary of BANA and an indirect subsidiary of Bank of America, federal regulatory authorities have the right to examine the Company and its activities and under certain circumstances, to impose restrictions on Bank of America, BANA or the Company that could impact the Company’s ability to conduct business according to its business plan, which could materially adversely affect the Company’s financial condition or results of operations. Such regulatory actions might include the following:

•

If BANA’s regulators were to determine that BANA’s relationship to the Company results in an unsafe and unsound banking practice, the regulators could restrict the Company’s ability to acquire or transfer assets, make distributions to shareholders, including dividends on the preferred stock, or redeem the preferred stock or even require BANA to sever its relationship with or divest its ownership interest in the Company. These types of actions potentially could have a material adverse effect on the Company’s financial condition and results of operations.

•

Regulators also could prohibit or limit the payment of dividends on the preferred stock if BANA were to become undercapitalized. Under current regulations and guidelines, BANA is well-capitalized, but no assurance can be given that this will always be the case.

•

BANA’s regulators could limit or prohibit the payment of dividends on the preferred stock, if it is determined that the payment of those dividends constituted a capital distribution by BANA and that BANA’s earnings and regulatory capital levels were below specified levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•

The Company may be affected by increased regulation and regulatory and political scrutiny of the financial services industry, including but not limited to as a result of Bank of America’s or BANA’s having participated in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), the U.S. Treasury’s Capital Purchase Program, the U.S. Treasury’s Financial Stability Plan, the U.S. Treasury’s Making Home Affordable program, the FDIC-insured Temporary Liquidity Guarantee Program, the FDIC-insured Transaction Account Guarantee Program, or as a result of the current economic and political environment. No assurances can be made that federal regulators (or the U.S. Congress) will not impose operating restrictions, capital requirements, special taxes, assessments or other limitations on Bank of America, BANA or their affiliates (including the Company) that could adversely impact the Company’s ability to conduct business according to its business plan, including its ability to make dividend payments or repurchase shares.

•

If regulators were to impose restrictions on payment of dividends, the Company could be prevented from complying with the requirement for continued REIT status to distribute 90% of REIT taxable income for any calendar year. If, as a result, the Company ceased to qualify as a REIT, it would become subject to corporate level taxation. Such additional taxation would reduce the amount of income available to pay dividends.

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

Based on the criteria outlined above, the Company believes that at December 31, 2009 its Qualifying Interests comprised well in excess of 80% of the estimated fair market value of its total assets. As a result, the Company believes that it is not required to register as an investment company under the Investment Company Act. The Company does not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether the Company’s assets constitute Qualifying Interests, the Company could be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on the Company’s ability to make dividend payments and, accordingly, the trading price of its preferred stock. Further, in order to ensure that the Company at all times continues to qualify for the above exemption from the Investment Company Act, the Company may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times the Company’s net interest income. Finally, if the Company were an unregistered investment company, there would be a risk that it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that it would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period the Company was determined to be an unregistered investment company.

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

Common Stock

There is no established trading market for the Company’s common stock, and the common stock is not listed on any exchange or automated quotation system. At December 31, 2009, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares of common stock were outstanding and owned by BANA. The Company currently expects to pay to holders of its common stock an aggregate amount of dividends equal to not less than 90% of the Company’s REIT taxable income in order to remain qualified as a REIT. At the end of each year, the Company had declared dividends on its common stock in an aggregate amount of $121,000 for 2009, $4,442,000 for 2008 and $5,870,000 for 2007, in each case representing 100% of the Company’s REIT taxable income. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on the Company’s preferred stock. The dividends paid to BANA in 2009 and to MLFSB in 2008 and 2007 were treated as consent dividends under Section 565 of the Internal Revenue Code.

Series A Preferred Stock

In June 1999, the Company completed a private offering of 55,000 shares of its Perpetual, Exchangeable, Noncumulative Series A Preferred Stock and received proceeds of $55 million. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have not been registered under the Securities Act or any other applicable securities law. The Series A Preferred Stock may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to institutional accredited investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Stock are not listed on any national securities exchange or national securities association. The Series A Preferred Stock are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

The Company used the proceeds from the offering to fund a dividend distribution to First Republic as the then holder of all of the outstanding shares of its common stock.

The Series A Preferred Stock are redeemable at the option of the Company at any time beginning June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share is equal to (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends on the Series A Preferred Stock were $5,807,000 for the year ended December 31, 2009, $5,775,000 for the year ended December 26, 2008 and $5,743,000 for the year ended December 28, 2007.

Following the Restructuring, the Company’s Board of Directors approved and adopted amendments to the Certificate of Designations of the Series A Preferred Stock, which 1) suspended the automatic exchange provisions under certain circumstances contained in the Certificate of Designations so long as BANA has no preferred stock authorized for such automatic exchange, 2) updated references to the new parent company and its primary regulator, and 3) made other non-substantive and conforming changes and clarified existing provisions.

Series B Preferred Stock

In January 2002, the Company issued 1,680,000 shares of its 8.875% Noncumulative Perpetual Series B Preferred Stock in a public offering. On November 19, 2007 (the “Redemption Date”), the Company redeemed the Series B Preferred Stock at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $0.296 per share of all the issued and outstanding Series B Preferred Stock.

Series C Preferred Stock

In June 2001, the Company issued 7,000 shares of its 5.7% Noncumulative Series C Exchangeable Preferred Stock in a private placement to a single holder and received proceeds of $7 million. In June 2007, the holder of the Series C Preferred Stock elected to exercise the right to convert all of the shares into common stock of First Republic. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Stock. The former holder of the Series C Preferred Stock has no further rights arising out of the ownership of such shares.

Series D Preferred Stock

In June 2003, the Company completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of its 7.25% Noncumulative Perpetual Series D Preferred Stock. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock are quoted on the NASDAQ Global Market under the symbol “FRCCO.” The Series D Preferred Stock are redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, non-cumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Stock are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends on the Series D Preferred Stock were $4,374,000 for the year ended December 31, 2009, $4,350,000 for the year ended December 26, 2008 and $4,326,000 for the year ended December 28, 2007.

The Company used the proceeds from the issuance of the Series D Preferred Stock to acquire single family loans and multifamily loans from First Republic.

Following the Restructuring, the Company’s Board of Directors approved and adopted amendments to the Certificate of Designations of the Series D Preferred Stock, which 1) suspended the automatic exchange provisions under certain circumstances contained in the Certificate of Designations so long as BANA has no preferred stock authorized for such automatic exchange, 2) updated references to the new parent company and its primary regulator, and 3) made other non-substantive and conforming changes and clarified existing provisions.

The following table presents the high and low sales prices for the Series D Preferred Stock for each quarter in 2009 and 2008:

	2009		2008
Quarter	High	Low	High	Low
First	$18.45	$8.99	$23.61	$16.24
Second	$17.85	$13.00	$21.50	$18.32
Third	$20.40	$16.37	$22.00	$11.50
Fourth	$21.00	$17.90	$17.99	$11.73

Except under certain limited circumstances, holders of the Company’s preferred stock have no voting rights. Any redemption of the Company’s preferred stock would be subject to regulatory approval if these shares are considered Tier 1 capital.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for the years ended December 31, 2009, December 26, 2008, December 28, 2007, and December 31, 2006 and 2005. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from the Company’s financial statements. The financial statements as of and for the year ended December 31, 2009 have been audited by PricewaterhouseCoopers LLP. The financial statements as of and for the years ended December 26, 2008 and December 28, 2007 have been audited by Deloitte & Touche LLP. The financial statements as of and for the years ended December 31, 2006 and 2005 have been audited by KPMG LLP. Each firm is an independent registered public accounting firm. This selected financial data is qualified in its entirety by, and should be read in connection with, the financial statements, including the notes thereto, included in Item 8 of this report and management’s discussion and analysis of the Company’s financial condition and results of operation in Item 7 of this report.

	As of or For the Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007	December 31,
($ in thousands)				2006	2005
Selected Balance Sheet Data
Assets:
Cash and cash equivalents	$31,115	$81,523	$22,196	$12,813	$17,250
Single family mortgage loans	243,845	194,014	237,382	288,725	283,530
Multifamily mortgage loans	20,686	24,351	30,124	34,491	31,249
Less: allowance for loan losses	—	(481)	(481)	(481)	(481)
Other assets	931	1,008	1,441	1,685	1,472

Total Assets	$296,577	$300,415	$290,662	$337,233	$333,020

Liabilities:
Dividends payable	$—	$3,919	$—	$—	$—
Other payables	148	172	94	111	102

Total Liabilities	148	4,091	94	111	102

Stockholders’ equity:
Series A Preferred Stock	55,000	55,000	55,000	55,000	55,000
Series B Preferred Stock	—	—	—	42,000	42,000
Series C Preferred Stock	—	—	—	7,000	7,000
Series D Preferred Stock	60,000	60,000	60,000	60,000	60,000
Common stock	305	305	305	294	294
Additional paid-in capital	177,539	179,905	175,463	173,028	168,824
Retained earnings (dividends in excess of retained earnings)	3,585	1,114	(200)	(200)	(200)

Total Stockholders’ Equity	296,429	296,324	290,568	337,122	332,918

Total Liabilities and Stockholders’ Equity	$296,577	$300,415	$290,662	$337,233	$333,020

Selected Asset Quality Information
Nonperforming loans	$628	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	0.21%	—%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%

Selected Financial Information
Interest income:
Interest on loans	$12,705	$14,561	$18,313	$18,470	$16,327
Interest on interest-earning deposit with First Republic	1,482	1,626	1,354	264	182

Total interest income	14,187	16,187	19,667	18,734	16,509
Provision for loan losses	—	—	—	—	—
Other income	—	—	58	—	—
Operating expenses	300	306	315	278	333

Net income	13,887	15,881	19,410	18,456	16,176
Dividends on preferred stock	10,181	10,125	13,540	14,252	14,252

Net income available to common stockholders	$3,706	$5,756	$5,870	$4,204	$1,924

Ratio of earnings to fixed charges	1.36x	1.57x	1.43x	1.30x	1.13x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company also considers purchase accounting to be a critical accounting policy. The Company’s assets and liabilities were remeasured as of the Bank of America acquisition date based on their estimated fair values in accordance with the acquisition method of accounting. (See Note 3, “Purchase Accounting Allocation,” of the Notes to Financial Statements.) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Accordingly, the Company’s financial statements in Item 8 of this report are presented for periods prior to the Bank of America Acquisition (the “Predecessor Company”) and subsequent to the Bank of America Acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the financial statements to distinguish between the Company’s historical basis of accounting prior to the change of control and after the change of control. Tables in the Notes to Financial Statements and in Item 6 and Item 7 of this report are presented without the Predecessor Company and Successor Company distinction.

The Company’s assets and liabilities were also remeasured as of the Merrill Lynch & Co. acquisition date based on their estimated fair values. (See Note 3, “Purchase Accounting Allocation,” of the Notes to Financial Statements.) A vertical line appears on the 2007 Statement of Income in Item 8 of this report to distinguish between the Company’s results of operations prior to and after this initial change of control.

Results of Operations

Overview

Net income was $13,887,000 for 2009, compared with $15,881,000 for 2008 and $19,410,000 for 2007. The decrease in net income for 2009 compared with 2008 and 2007 was primarily due to a decrease in interest income resulting from lower average loan balances. The ratio of earnings to fixed charges was 1.36x for 2009, compared with 1.57x for 2008 and 1.43x for 2007. The decrease in this ratio in 2009 compared with 2008 was primarily due to lower interest income. The increase in this ratio in 2008 compared with 2007 was primarily due to the conversion of the Series C Preferred Stock and the redemption of Series B Preferred Stock in 2007. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in 2009 compared with 2008 and 2007 primarily due to lower average loan balances, and lower coupon rates, before the impact of discount accretion. The following table presents the average balances, interest income (which includes discount accretion on loans) and yields on the Company’s interest-earning assets for the periods indicated:

	For the Year Ended
	December 31, 2009			December 26, 2008			December 28, 2007
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$199,392	$12,705	6.37%	$237,093	$14,561	6.14%	$304,270	$18,313	6.02%
Short-term investments	96,420	1,482	1.54	57,689	1,626	2.82	31,564	1,354	4.29

Total interest-earning assets	$295,812	$14,187	4.80%	$294,782	$16,187	5.49%	$335,834	$19,667	5.86%

Interest income on Mortgage Loans decreased in 2009, compared with 2008 and 2007, primarily due to lower average balances as loans have repaid and cash has been accumulated.

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $522,000 in 2009, $605,000 in 2008 and $752,000 in 2007. The decrease in loan servicing fees for 2009 and 2008 was consistent with the decrease in the average loan balances.

Interest income on Mortgage Loans includes discount accretion related to the valuation of loans for purchase accounting, which partially offset the decreases in the average yield on loans. The average yield on loans, including accretion of loan discounts, was 6.37% for 2009, compared with 6.14% for 2008 and 6.02% for 2007. Net discount accretion was $3,585,000 for 2009, $1,314,000 for 2008, and $117,000 for 2007. The increase in net discount accretion for 2009 is primarily due to the increase in the purchase accounting discount to $12.3 million in the first quarter of 2009. The total net unaccreted purchase accounting discount was $8.7 million at December 31, 2009, compared with $8.2 million at December 26, 2008.

The weighted average coupon rate on Mortgage Loans decreased to 3.92% at December 31, 2009 from 4.91% at December 26, 2008 and 6.12% at December 28, 2007. The average net coupon rate has declined in 2009 primarily due to lower market rates of interest. See “Quantitative and Qualitative Disclosures about Market Risks.”

Interest income on short-term investments decreased in 2009, compared with 2008, due to lower interest rates, notwithstanding higher average investment balances. In 2008, interest income on short-term investments increased, compared with 2007, due to higher average balances partially offset by lower interest rates. The average yield on the Company’s interest-bearing money market account decreased 128 basis points in 2009 compared with 2008 and 275 basis points compared with 2007. The average yield on short-term investments has declined primarily due to lower market rates of interest.

Interest income is affected by changes in both asset volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents for each of the last two years a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields compared with the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	2009 vs. 2008			2008 vs. 2007
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$(2,388)	$532	$(1,856)	$(4,112)	$360	$(3,752)
Short-term investments	930	(1,074)	(144)	942	(670)	272

Total increase (decrease)	$(1,458)	$(542)	$(2,000)	$(3,170)	$(310)	$(3,480)

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees for 2009, 2008, and 2007 were $100,000 per annum. For 2010, advisory fees will remain unchanged. The amount of annual advisory fees is approved by the Company’s Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees and other stockholder costs. Total general and administrative expenses were $200,000 in 2009, $206,000 in 2008 and $215,000 in 2007. Audit fees were $75,000 in 2009, $70,000 in 2008 and $82,000 in 2007.

Financial Condition

Cash and Cash Equivalents

At December 31, 2009 and December 26, 2008, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at December 31, 2009 and December 26, 2008 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection, or when the Company determines that the ultimate collection of all contractually due principal or interest is unlikely. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement. Refer to Note 4, “Loans,” of the Notes to Financial Statements for a discussion of the Company’s nonaccrual loans and allowance for loan losses.

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at December 31, 2009 by year of origination:

($ in thousands) Loan Type	Year Originated	Balance	% of Total Loans	Average FICO	Average LTV
Single family mortgage loans	2009	$79,097	30%	765	58%
	2005	12,415	5	756	68
	2004	37,323	14	769	57
	2003	39,993	15	768	55
	2002	27,546	10	767	58
	2001	7,369	3	755	51
	2000 & prior	40,102	15	739	44

Total		243,845	92	761	56

Multifamily mortgage loans	2004	4,289	1		51
	2003	10,011	4		50
	2002	4,520	2		59
	2001	—	—		—
	2000 & prior	1,866	1		53

Total		20,686	8		52

Total mortgage loans		$264,531	100%		55%

As shown in the table above, 70% of the Mortgage Loans at December 31, 2009 were originated prior to 2006. The FICO score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount.

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

The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at December 31, 2009 by major geographic location:

($ in thousands)	San Francisco Bay Area, California	New York/New England	Los Angeles Area, California	San Diego Area, California	Other California Areas	Other	Las Vegas, Nevada	Total
								Amount	%
Single family	$139,260	$40,454	$24,937	$14,655	$3,042	$20,497	$1,000	$243,845	92%
Multifamily	15,939	838	1,537	598	1,774	—	—	20,686	8

Total	$155,199	$41,292	$26,474	$15,253	$4,816	$20,497	$1,000	$264,531	100%

Percent by location	59%	15%	10%	6%	2%	8%	—%	100%

At December 31, 2009, approximately 77% of Mortgage Loans were secured by properties located in California. The weighted average LTV ratio on Mortgage Loans was approximately 55%, based upon the appraised values of the properties at the time the loans were originated.

Liquidity and Capital Resources

The Company’s principal liquidity needs are to pay dividends, to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans and, from time to time, to redeem preferred stock. The Company intends to fund the acquisition of additional Mortgage Loans with the proceeds from principal payments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. The Company does not anticipate that it will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred stock. The Company’s earnings to fixed charges ratio was 1.36x for 2009, compared with 1.57x for 2008 and 1.43x for 2007.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 69 basis points to 4.80% for 2009, compared with 5.49% for 2008, and a decrease of 106 basis points from 5.86% for 2007. The decrease in the yield for 2009 compared with 2008 and 2007 was due to declining interest rates, partially offset by discount accretion on loans and an increase in lower-yielding short-term investments. The yield on loans increased 23 basis points in 2009 compared with 2008. However, excluding the net discount accretion, the yield would have decreased approximately 105 basis points. The loan portfolio mix by interest rate type at December 31, 2009 was less adjustable compared with December 26, 2008 due to loans purchased in 2009. ARMs were 57% of Mortgage Loans at December 31, 2009 and 76% at December 26, 2008. The weighted average coupon rate at December 31, 2009 for ARMs decreased 138 basis points from a year ago, compared with a 89 basis point decrease in the weighted average coupon rate for intermediate fixed rate loans and a 1 basis point increase for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 23 years at December 31, 2009 and 21.3 years at December 26, 2008. The Company manages the loan portfolio to generate adequate cash flow to service its current and projected dividend requirements and considers conditions in the interest rate environment and the secondary market in selecting loans for purchase.

For ARMs, the timing of changes in average yields depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 3.31% at December 31, 2009, representing a decrease of 138 basis points from 4.69% at December 26, 2008 due to the drop in short-term rates. The decrease in ARM loan yields was mitigated by a significant volume of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. At December 31, 2009, ARM loans indexed to COFI were 82% of total ARMs, or 47% of Mortgage Loans, and 84% of total ARMs at December 26, 2008, or 63% of Mortgage Loans.

For intermediate fixed and fixed rate loans, the balance at December 31, 2009 was $113.6 million, or 43% of total Mortgage Loans, representing an increase from $52.8 million at December 26, 2008, or 24% of total Mortgage Loans due to loans purchased in 2009. The weighted average coupon rate for intermediate fixed rate loans was 4.51% at December 31, 2009, representing a decrease of 89 basis points from 5.40% at December 26, 2008. The weighted average coupon rate for fixed rate loans was 5.69% at December 31, 2009 and 5.68% at December 26, 2008. A portion of the repayments of intermediate fixed and fixed rate loans were reinvested in ARMs.

The following table presents an analysis of Mortgage Loans at December 31, 2009 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$124,020	3.32%	1	47%
CMT	17,332	3.18	6	7
LIBOR	9,572	3.37	2	3

Total ARMs	150,924	3.31	2	57

Intermediate fixed:
12 months to 36 months	2,085	6.23	25	1
37 months to 60 months	85,040	4.45	52	32
Greater than 60 months	1,026	6.00	71	—

Total intermediate fixed	88,151	4.51	52	33

Total adjustable rate loans	239,075	3.74	20	90
Fixed rate loans	25,456	5.69		10

Total loans	$264,531	3.92%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of December 31, 2009:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$31,115	$—	$—	$—	$—	$—	$31,115
Loans, net	153,192	16,441	31,790	57,574	5,534	—	264,531
Other assets	—	—	—	—	—	931	931

Total assets	$184,307	$16,441	$31,790	$57,574	$5,534	$931	$296,577

Other liabilities	$—	$—	$—	$—	$—	$148	$148
Stockholders’ equity	—	—	—	—	—	296,429	296,429

Total liabilities and equity	$—	$—	$—	$—	$—	$296,577	$296,577

Repricing gap—positive (negative)	$184,307	$16,441	$31,790	$57,574	$5,534	$(295,646)

Cumulative repricing gap:
Dollar amount	$184,307	$200,748	$232,538	$290,112	$295,646

Percent of total assets	62.1%	67.7%	78.4%	97.8%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements table of contents on page F-2 incorporated by reference herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 6, 2009, the Company filed a Current Report on Form 8-K/A (which amended the Current Report on Form 8-K filed on April 16, 2009) disclosing a change in the Company’s principal accountant. The decision to change accountants was approved by the audit committee of the Board of Directors of the Company. There have been no disagreements with the Company’s accountants on any matter of accounting principles, practices or financial statement disclosures since the Company’s inception in April 1999.

Item 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of December 31, 2009, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As the holder of all of the Company’s outstanding shares of common stock, BANA has the right to elect the Company’s directors, including the independent directors. The Company’s Board of Directors currently consists of six members, including two independent directors. The Company currently has five officers, three of whom are also directors, and it is estimated that they spend between approximately 5% and 10% of their time managing the Company’s business. The Company’s directors and officers are elected annually. The Company has no employees and does not anticipate requiring any employees.

The Company’s directors and executive officers are listed below. Each director or executive officer has served in his/her capacity since the Company’s inception in April 1999, except for Mr. Roffler, who was elected in March 2010, Ms. Chan, who was appointed in September 2004, Mr. Merrill, who was elected in December 2004 and Ms. Moulds, who was elected in March 2005. The qualifications of each director and executive officer was assessed by the owner of the Company’s common stock at the time each director and executive officer was appointed.

Name	Age	Position and Offices Held
James J. Baumberger	67	President, Director
Thomas A. Cunningham (1)	75	Director
Barrant V. Merrill	79	Director
Linda G. Moulds (1)	59	Director
Edward J. Dobranski	59	Vice President, General Counsel, Director
Willis H. Newton, Jr.	60	Vice President, Chief Financial Officer, Director
Michael Roffler	39	Vice President, Treasurer
May Chan	37	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

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

Mr. Merrill is the Managing Partner of Sun Valley Partners, a private investment company. Mr. Merrill also currently serves on the board of First Republic Securities Company, LLC. From 1985 to 2004, Mr. Merrill was a director of First Republic and its legal predecessors. Previously, he was a General Partner of Dakota Partners, a private investment partnership, and Chairman of Pershing & Co., Inc., a division of Donaldson, Lufkin & Jenrette, a global investment bank.

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

Mr. Roffler is Senior Vice President and Deputy Chief Financial Officer of First Republic and has held such position since November 2009. Previously, Mr. Roffler was a Certified Public Accountant with KPMG LLP for sixteen years, five of which were as an audit partner.

Ms. Chan joined First Republic in 2003 as the Director of Corporate Tax. Prior to that, Ms. Chan was with KPMG LLP for nine years, five of which were in the tax department.

Independent Directors

The terms of the preferred stock require that, as long as any preferred stock is outstanding, certain actions by the Company need to be approved by a majority of the Company’s independent directors. In order to be considered “independent” for this purpose, a director must not be or have been in the last three years one of the Company’s officers or employees or a director, officer or employee of First Republic or an affiliate of First Republic. Members of the Company’s Board of Directors elected by holders of preferred stock will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chairman) and Ms. Moulds are currently the Company’s independent directors.

If at the time of any of the Company’s annual shareholder meetings, the Company has failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of the Company’s preferred stock, the number of directors then constituting the Company’s Board of Directors will be increased by two, and the holders of the Company’s outstanding series of preferred stock voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the Board of Directors. Any member of the Board of Directors elected by holders of the preferred stock will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Audit Committee

The Company’s Board of Directors has established an audit committee that reviews the engagement and independence of the Company’s independent registered public accounting firm. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s independent directors: Mr. Cunningham and Ms. Moulds, who are both audit committee financial experts. As described in Item 10, both of these directors have experience in banking, financial services or mortgage industries.

Compensation of Directors

The Company pays each director a fee of $1,250 for attending each regularly scheduled Board meeting (in person or by telephone) and a fee ranging from $750 to $1,000 for attending (in person or by telephone) any additional meetings. The fees paid during 2009 were as follows: Mr. Baumberger: $5,750, Mr. Cunningham: $4,750, Mr. Merrill: $4,750, Ms. Moulds: $6,000, and Mr. Lykins: $3,750. (Mr. Lykins was formerly a director of the Company during 2009.) Directors employed by First Republic are not paid a fee.

Code of Ethics

The Company follows a code of ethics in accordance with corporate governance requirements and in 2009 adopted the code of ethics of Bank of America, its ultimate parent. This code covers the activities of the Company’s officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics is posted on Bank of America’s website at www.bankofamerica.com in the corporate governance section. A copy will be made available in print, without charge, to any stockholder of the Company who requests it by contacting the Company by mail.

Item 11.	EXECUTIVE COMPENSATION.

The Company does not pay any compensation to its officers, and it is estimated that none of its officers spend greater than 10% of their time managing the Company’s business. See also “Item 10—Compensation of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 29, 2010, the number and percentage of outstanding shares of common stock, Series A Preferred Stock and Series D Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers; and (iv) all of the Company’s executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 30,538,277 shares of common stock, 55,000 Series A Preferred Stock and 2,400,000 Series D Preferred Stock outstanding as of December 31, 2009.

	Common Stock		Series A Preferred Stock		Series D Preferred Stock
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%
Bank of America, N.A.	30,538,277	100%	25,410	46.2%	—	—
Executive Officers and Directors:
James J. Baumberger (2) (3)	—	—	—	—	18,000	0.8%
Thomas A. Cunningham (3)	—	—	—	—	—	—
Barrant V. Merrill (3)	—	—	—	—	3,000	0.1%
Linda G. Moulds (3)	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—
Willis H. Newton, Jr. (2) (3)	—	—	—	—	12,300	0.5%
Michael Roffler (2)	—	—	—	—	—	—
May Chan	—	—	—	—	—	—

All Executive Officers and Directors as a group (8 persons)	—	—	—	—	33,300	1.4%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

On October 21, 2009, Bank of America announced that it had entered into a definitive agreement to sell First Republic to a number of investors, led by First Republic’s existing management, and including investment funds managed by Colony Capital, LLC and General Atlantic LLC. The transaction is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals. Upon completion of the transaction, the Company will become a subsidiary of a newly formed enterprise doing business as First Republic Bank. The newly formed enterprise will acquire all of the outstanding shares of common stock and the 25,410 shares of Series A Preferred Stock currently owned by BANA.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “The Company’s Relationship with First Republic.”

Certain Business Relationships

All of the Company’s executive officers are also officers or employees of First Republic.

Indebtedness of Management

None of the Company’s directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2009, in an amount in excess of $120,000.

Director Independence

Please see the discussion in Item 10 of this report under the heading “Independent Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for 2009 and Deloitte & Touche LLP for the audit of the Company’s annual financial statements for 2008.

	2009	2008
Audit fees	$130,000	$70,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$130,000	$70,000

The Audit Committee implemented a policy in May 2003 that requires all future auditing services and permitted non-audit services of its independent registered public accounting firm to be approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee has approved all of the engagements and fees for the audit of the Company.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, including any amendments thereto (incorporated herein by reference to Exhibit 3.1 of Form 10-K filed on March 16, 2007).

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3(ii) of Form 8-K filed on May 12, 2009).

3.3	Amended and Restated Certificate of Designations of the 10.5% Noncumulative Perpetual Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 3, 2009).

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on November 3, 2009).

4.1	Specimen certificate representing Noncumulative Series D Preferred Stock (incorporated herein by reference to Exhibit 4 of Form S-11 filed on June 16, 2003).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 filed on December 7, 2001).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 filed on December 7, 2001).

12*	Statement regarding calculation of ratio of earnings to fixed charges.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director (Principal Executive Officer)	March 11, 2010

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 11, 2010

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 11, 2010

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 11, 2010

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 11, 2010

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 11, 2010

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

Financial Statements

December 31, 2009 and December 26, 2008

(With Reports of Independent Registered Public Accounting Firms Thereon)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Republic Preferred Capital Corporation

In our opinion, the accompanying balance sheet and the related statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation (the “Company”) at December 31, 2009 and the results of its operations and its cash flows for the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Republic Preferred Capital Corporation

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the “Company”) as of December 26, 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 26, 2008 and December 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 26, 2008, and the results of its operations and its cash flows for the years ended December 26, 2008 and December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company became an indirect wholly owned subsidiary of Bank of America Corporation on January 1, 2009.

/s/    Deloitte & Touche LLP

San Francisco, California

March 10, 2009

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

BALANCE SHEETS

	Successor Company	Predecessor Company
	December 31, 2009	December 26, 2008
ASSETS
Cash and cash equivalents	$31,115,000	$81,523,000

Single family mortgage loans	243,845,000	194,014,000
Multifamily mortgage loans	20,686,000	24,351,000

Total mortgage loans (Note 4)	264,531,000	218,365,000

Less: Allowance for loan losses	—	(481,000)

Mortgage loans, net	264,531,000	217,884,000

Accrued interest receivable	929,000	1,006,000
Prepaid expenses	2,000	2,000

Total Assets	$296,577,000	$300,415,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock (Note 8)	$—	$3,919,000
Payable to Bank of America, N.A. (Note 5)	100,000	—
Payable to First Republic (Note 5)	25,000	138,000
Other payables	23,000	34,000

Total Liabilities	148,000	4,091,000

Stockholders’ equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A preferred stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D preferred stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 75,000,000 shares authorized, 30,538,277 shares issued and outstanding at December 31, 2009 and December 26, 2008	305,000	305,000
Additional paid-in capital	177,539,000	179,905,000
Retained earnings	3,585,000	1,114,000

Total Stockholders’ Equity	296,429,000	296,324,000

Total Liabilities and Stockholders’ Equity	$296,577,000	$300,415,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF INCOME

	Successor Company	Predecessor Companies
	Year Ended December 31, 2009	Year Ended December 26, 2008	Three Months Ended December 28, 2007	Nine Months Ended September 30, 2007
Interest income:
Interest on loans	$12,705,000	$14,561,000	$4,461,000	$13,852,000
Interest on interest-earning deposit with First Republic	1,482,000	1,626,000	434,000	920,000

Total interest income	14,187,000	16,187,000	4,895,000	14,772,000

Other income	—	—	—	58,000

Operating expense:
Advisory fees payable to First Republic (Note 5)	100,000	100,000	25,000	75,000
General and administrative	200,000	206,000	49,000	166,000

Total operating expense	300,000	306,000	74,000	241,000

Net income	13,887,000	15,881,000	4,821,000	14,589,000
Dividends on preferred stock (Note 8)	10,181,000	10,125,000	2,972,000	10,568,000

Net income available to common stockholder	$3,706,000	$5,756,000	$1,849,000	$4,021,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Predecessor Companies
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Retained Earnings)	Total
Balance as of December 31, 2006	$164,000,000	$294,000	$173,028,000	$(200,000)	$337,122,000
Conversion of 7,000 shares of Series C preferred stock into common stock of First Republic	(7,000,000)	—	—	—	(7,000,000)
Redemption of 1,680,000 shares of Series B preferred stock	(42,000,000)	—	—	—	(42,000,000)
Issuance of 1,185,484 shares of common stock to First Republic	—	11,000	6,989,000	—	7,000,000
Purchase accounting adjustments (Note 3)	—	—	(10,424,000)	—	(10,424,000)
Net income	—	—	—	19,410,000	19,410,000
Dividends on preferred stock	—	—	—	(13,540,000)	(13,540,000)
Consent dividends on common stock	—	—	5,870,000	(5,870,000)	—

Balance as of December 28, 2007	115,000,000	305,000	175,463,000	(200,000)	290,568,000
Net income	—	—	—	15,881,000	15,881,000
Dividends on preferred stock	—	—	—	(10,125,000)	(10,125,000)
Consent dividends on common stock	—	—	4,442,000	(4,442,000)	—

Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000

	Successor Company
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments (Note 3)	—	—	(2,487,000)	(1,114,000)	(3,601,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,418,000	—	292,723,000
Net income	—	—	—	13,887,000	13,887,000
Dividends on preferred stock	—	—	—	(10,181,000)	(10,181,000)
Consent dividends on common stock	—	—	121,000	(121,000)	—

Balance as of December 31, 2009	$115,000,000	$305,000	$177,539,000	$3,585,000	$296,429,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Companies
	Year Ended December 31, 2009	Year Ended December 26, 2008	Year Ended December 28, 2007
Operating activities:
Net income	$13,887,000	$15,881,000	$19,410,000
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion on loans	(3,585,000)	(1,314,000)	(117,000)
Decrease in accrued interest receivable	77,000	377,000	300,000
Decrease (increase) in prepaid expenses	—	56,000	(56,000)
Increase in payable to Bank of America, N.A.	100,000	—	—
(Decrease) increase in payable to First Republic	(113,000)	113,000	—
Decrease in other payables	(11,000)	(35,000)	(17,000)

Net cash provided by operating activities	10,355,000	15,078,000	19,520,000

Investing activities:
Loans acquired from First Republic	(79,097,000)	—	(22,693,000)
Principal payments on loans	32,434,000	50,455,000	68,096,000

Net cash (used for) provided by investing activities	(46,663,000)	50,455,000	45,403,000

Financing activities:
Dividends paid on preferred stock	(14,100,000)	(6,206,000)	(13,540,000)
Redemption of Series B preferred stock	—	—	(42,000,000)

Net cash used for financing activities	(14,100,000)	(6,206,000)	(55,540,000)

(Decrease) increase in cash and cash equivalents	(50,408,000)	59,327,000	9,383,000
Cash and cash equivalents at beginning of year	81,523,000	22,196,000	12,813,000

Cash and cash equivalents at end of year	$31,115,000	$81,523,000	$22,196,000

Supplemental schedule of noncash financing activities:
Consent dividends on common stock	$121,000	$4,442,000	$5,870,000
Preferred stock dividends payable	$—	$3,919,000	$—
Conversion of Series C preferred stock into common stock of First Republic	$—	$—	$7,000,000

The Company recorded purchase accounting adjustments during 2009 and 2007. These adjustments were recorded as noncash capital contributions. See Note 3.

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation (the “Company”), a Nevada corporation, was formed in April 1999. The Company is a wholly owned subsidiary of Bank of America, N.A. (“BANA”), a national bank and an indirect subsidiary of Bank of America Corporation (“Bank of America”). The Company was a wholly owned subsidiary of Merrill Lynch Bank & Trust Co., FSB (“MLFSB”), a federal stock savings bank, which was a wholly owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch & Co.”) from September 21, 2007 until November 2, 2009. On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America, with Merrill Lynch & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch & Co., including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”). On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into BANA, with BANA continuing as the surviving entity. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of 100% of the common stock of the Company. This transaction did not alter the carrying value of the Company’s assets or liabilities. Except for the changes discussed in Note 6, “Preferred Stock,” there were no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

The Company was initially formed by First Republic Bank (“First Republic”) for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares until September 21, 2007 when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of MLFSB, and MLFSB became the controlling shareholder of the Company. The acquisition of First Republic was accounted for under the purchase method of accounting. The Company’s assets and liabilities were remeasured as of September 21, 2007 (the “Merrill Lynch & Co. acquisition date”) based on their estimated fair values. A vertical line appears on the Statement of Income for 2007 to distinguish between the Company’s results of operations prior to and after this initial change of control. Following the Bank of America Acquisition, the Company’s assets and liabilities were remeasured as of January 1, 2009 (the “Bank of America acquisition date”) based on their estimated fair values in accordance with the acquisition method of accounting. (See Note 3, “Purchase Accounting Allocation.”) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. Accordingly, the Company’s financial statements are presented for periods prior to the Bank of America Acquisition (the “Predecessor Company”) and subsequent to the Bank of America Acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the financial statements to distinguish between the Company’s historical basis of accounting prior to the change of control and after the change of control. Tables in the footnotes to the financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented without the Predecessor Company and Successor Company distinction. As a result of the change in control, the Company changed its fiscal year end from the last Friday in December to the last calendar day of the year; the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in 2009, resulting in approximately $156,000 of additional net income.

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

At December 31, 2009, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. BANA owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

Recent Development

On October 21, 2009, Bank of America announced that it had entered into a definitive agreement to sell First Republic and its operating subsidiaries, including the Company, to a number of investors, led by First Republic’s existing management, and including investment funds managed by Colony Capital, LLC and General Atlantic LLC. The transaction is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals. Upon completion of the transaction, the Company will become a subsidiary of a newly formed enterprise doing business as First Republic Bank, since the newly formed enterprise will assume ownership of 100% of the Company’s outstanding common stock currently owned by BANA. The newly formed enterprise will also acquire the 25,410 shares of Series A Preferred Stock currently owned by BANA. Except for these changes, no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock are expected as a result of this proposed transaction.

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

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with the acquisition method of accounting, Mortgage Loans were revalued to reflect their estimated fair values as of the Bank of America and Merrill Lynch & Co. acquisition dates. (See Note 3, “Purchase Accounting Allocation”). Discounts or premiums on Mortgage Loans are accreted or amortized to interest income as yield adjustments using methods that approximate the interest method.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. Additionally, there was no provision for loan losses recorded during 2009. (See Note 4, “Loans”).

Other Real Estate Owned

Real estate acquired through foreclosure is recorded at fair value, less estimated costs to sell such real estate. After foreclosure, other real estate owned is carried at the lower of 1) fair value less estimated costs to sell or 2) the cost of such real estate. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.

Income Taxes

The Company has elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met.

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for each year ended December 31, 2009, December 26, 2008 or December 28, 2007.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standards have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. The adoption of ASC 105, which became effective during the third quarter of 2009, did not impact the Company’s financial condition, results of operations or cash flows. All accounting references in this Annual Report on Form 10-K are in accordance with the Codification.

In February 2010, the FASB issued amendments to ASC 855, “Subsequent Events” (“ASC 855”), to remove the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity evaluated subsequent events. Previously, in May 2009, the FASB issued ASC 855, which provided general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendments to ASC 855, which became effective upon issuance in February 2010, did not impact the Company’s financial condition, results of operations or cash flows. The Company evaluated subsequent events through the date of filing with the SEC. (See Note 11, “Subsequent Events.”)

In April 2009, the FASB amended ASC 825, “Financial Instruments” (“ASC 825”), to require expanded disclosures for all financial instruments within its scope, such as loans that are not measured at fair value through earnings. These expanded disclosure requirements are effective for interim reporting periods ending after June 15, 2009. The Company adopted the amendments during the second quarter of 2009. Since the amendments only require certain additional disclosures, they did not affect the Company’s financial position, results of operations or cash flows. (See Note 9, “Fair Value of Financial Instruments.”)

In December 2007, the FASB issued ASC 805-10, “Business Combinations” (“ASC 805-10”), which significantly changes the financial accounting and reporting for business combinations. ASC 805-10 requires, for example: (i) assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. Bank of America applied ASC 805-10 to its January 1, 2009 acquisition of the Company, the effects of which are included in the Company’s financial statements. (See Note 3, “Purchase Accounting Allocation”).

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

Note 3.    Purchase Accounting Allocation

Bank of America Acquisition

Management estimated the fair value of assets and liabilities as of the Bank of America acquisition date to be equal to their carrying values with the exception of Mortgage Loans. As a result of applying the acquisition method of accounting to the Company’s assets and liabilities, the Company’s Mortgage Loans were adjusted to their estimated fair values. The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of the Bank of America acquisition date, with the net reduction to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of January 1, 2009 was reclassified to additional paid-in capital.

	Carrying Value as of December 26, 2008	Purchase Accounting Adjustments	Estimated Fair Value as of January 1, 2009
Assets
Single family mortgage loans	$202,089,000	$(11,280,000)	$190,809,000
Multifamily mortgage loans	24,521,000	(1,047,000)	23,474,000

Total mortgage loans	226,610,000	(12,327,000)	214,283,000
Less:
Net unearned discount	(8,245,000)	8,245,000	—
Allowance for loan losses	(481,000)	481,000	—

Total	$217,884,000	$(3,601,000)	$214,283,000

Liabilities and Stockholders’ Equity
Additional paid-in capital	$179,905,000	$(2,487,000)	$177,418,000
Retained earnings	1,114,000	(1,114,000)	—

Total	$181,019,000	$(3,601,000)	$177,418,000

The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount, which is accreted into interest income using methods that approximate the interest method beginning in the first quarter of 2009. The purchase accounting adjustments did not impact cash flows.

Merrill Lynch & Co. Acquisition

The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of the Merrill Lynch & Co. acquisition date; the offset was recognized in additional paid-in capital.

	Carrying Value as of September 21, 2007	Purchase Accounting Adjustments	Estimated Fair Value as of September 21, 2007
Assets
Single family mortgage loans	$257,744,000	$(10,256,000)	$247,488,000
Multifamily mortgage loans	30,516,000	(168,000)	30,348,000

Total mortgage loans	$288,260,000	$(10,424,000)	$277,836,000

Liabilities and Stockholder’s Equity
Additional paid-in capital	$180,016,000	$(10,424,000)	$169,592,000

Management estimated the fair value of assets and liabilities as of the Merrill Lynch & Co. acquisition date to be equal to their carrying values with the exception of Mortgage Loans. The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount and a portion was accreted into interest income from the fourth quarter of 2007 through the end of 2008. The purchase accounting adjustments did not impact cash flows.

Note 4.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the gross principal, net unaccreted purchase accounting discount, unamortized premium on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loan portfolio at December 31, 2009 and December 26, 2008:

	December 31, 2009	December 26, 2008
Single family mortgage loans
Gross principal	$251,660,000	$202,089,000
Net unaccreted purchase accounting discount	(7,933,000)	(8,075,000)
Unamortized premium on mortgage loans acquired from First Republic	118,000	—

Total	243,845,000	194,014,000

Multifamily mortgage loans
Gross principal	21,495,000	24,521,000
Net unaccreted purchase accounting discount	(809,000)	(170,000)

Total	20,686,000	24,351,000

Total carrying value of mortgage loans	$264,531,000	$218,365,000

At December 31, 2009, there was one impaired nonaccrual single family loan of $628,000 (net of unaccreted purchase accounting discount). The Company did not recognize any interest income related to this loan during 2009. There were no nonaccrual loans or impaired loans at December 26, 2008. At December 31, 2009 and December 26, 2008, there were no loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses for each of the last three years:

	For the Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007
Allowance for loan losses
Balance at the beginning of year	$481,000	$481,000	$481,000
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—
Purchase accounting adjustment	(481,000)	—	—

Balance at the end of year	$—	$481,000	$481,000

Average Mortgage Loans for the period	$199,392,000	$237,093,000	$304,270,000
Total Mortgage Loans at the end of year	$264,531,000	$218,365,000	$267,506,000
Ratio of allowance for loan losses to total loans	—%	0.22%	0.18%

The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in 2009. (See Note 3, “Purchase Accounting Allocation”). ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) requires impaired loans acquired in a business combination to be recorded at fair value and prohibits the carryover of the allowance for loan losses. The net purchase accounting discount was determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments. Subsequent decreases to expected principal cash flows will result in a charge to provision for loan losses. None of the Company’s loans were considered impaired under ASC 310-30 at January 1, 2009. In addition, no additional provision for loan losses was required as of December 31, 2009.

Note 5.    Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. During 2009, the Company received $100,000 in funding from BANA for settlement of accounts payable transactions. The cash and cash equivalents with BANA and the payable to BANA at December 31, 2009 result from this funding. The following tables present the Company’s related party transactions for the periods indicated:

	As of December 31, 2009	As of December 26, 2008
Cash and cash equivalents with First Republic	$31,047,000	$81,523,000
Cash and cash equivalents with BANA	$68,000	$—
Payable to BANA	$100,000	$—

	For the Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007
Mortgage Loans acquired from First Republic:
Principal	$78,979,000	$—	$22,666,000
Premium	118,000	—	27,000

Total Mortgage Loans acquired	$79,097,000	$—	$22,693,000

Interest income on deposit account with First Republic	$1,482,000	$1,626,000	$1,354,000
Loan servicing fee expense	$522,000	$605,000	$752,000
Advisory fee expense	$100,000	$100,000	$100,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of the loans.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2009, 2008 and 2007, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at December 31, 2009 and December 26, 2008.

At December 31, 2009, BANA owned 25,410 shares of the Company’s Series A Preferred Stock, with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. During 2009, 2008 and 2007, there were no purchases of the Company’s outstanding Series A Preferred Stock by BANA, MLFSB or First Republic.

Note 6.    Preferred Stock

At December 31, 2009, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at December 31, 2009 and December 26, 2008:

	December 31, 2009	December 26, 2008
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock are redeemable at the option of the Company at any time beginning June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share is equal to (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2001, the Company issued 7,000 Series C Preferred Stock. In June 2007, the holder of the Series C Preferred Stock elected to exercise the right to convert all of the shares into common stock of First Republic. The conversion was pursuant to the terms set forth in the certificate of designations governing the Series C Preferred Stock. The former holder of the Series C Preferred Stock has no further rights arising out of the ownership of such shares.

In January 2002, the Company issued 1,680,000 Series B Preferred Stock. On November 19, 2007 (the “Redemption Date”), the Company redeemed the Series B Preferred Stock at a total redemption price of $42.5 million, which represented $25.00 per share plus accrued and unpaid dividends to the Redemption Date at a rate of $0.296 per share of all the issued and outstanding Series B Preferred Stock.

In June 2003, the Company issued 2,400,000 Series D Preferred Stock. The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock are redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred stock, in whole (but not in part). The liquidation preference for the Series A Preferred Stock is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Stock is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

Since BANA does not have any authorized classes of preferred stock, the automatic exchange feature of the Company’s Series A Preferred Stock and Series D Preferred Stock is suspended. Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

Note 7.    Common Stock

At December 31, 2009, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by BANA. The Company issued no common stock in 2009 or in 2008. In June 2007, the Company issued 1,185,484 shares of common stock to First Republic in connection with the conversion of the Company’s Series C Preferred Stock.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 8.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for 2009, 2008 and 2007. There were no accrued dividends payable on the Series A or Series D Preferred Stock as of December 31, 2009.

	2009	2008	2007
Series A Preferred Stock	$5,807,000	$5,775,000	$5,743,000
Series B Preferred Stock	—	—	3,293,000
Series C Preferred Stock	—	—	178,000
Series D Preferred Stock	4,374,000	4,350,000	4,326,000

Total	$10,181,000	$10,125,000	$13,540,000

Dividends on the Company’s preferred stock are payable if, when and as authorized by the Company’s Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred stock for any respective dividend period, holders of each series of preferred stock will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred stock for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT “taxable income” (which excludes accretion of loan discounts and is calculated after the deduction for dividends paid on preferred stock) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred stock.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s REIT taxable income in order to remain qualified as a REIT. The Company declared dividends on its common stock of $121,000 for 2009, $4,442,000 for 2008 and $5,870,000 for 2007. The dividends on the common stock shares owned by BANA in 2009 and MLFSB in 2008 and 2007 were treated as a consent dividend under Section 565 of the Internal Revenue Code.

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

The following table presents the carrying values and fair values of the Company’s financial instruments as of December 31, 2009 and December 26, 2008:

	December 31, 2009		December 26, 2008
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and interest-earning deposit	$31,115	$31,115	$81,523	$81,523
Mortgage loans, net	$264,531	$259,640	$217,884	$211,140

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Interest-earning Deposit: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is the gross principal, net of unaccreted purchase accounting discounts. Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key marketplace assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan.

Note 10.    Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans (by carrying value) at December 31, 2009 by major geographic location:

	San Francisco Bay Area, California	New York/New England	Los Angeles Area, California	San Diego Area, California	Other California Areas	Other	Las Vegas, Nevada	Total
($ in thousands)								Amount	%
Single family	$139,260	$40,454	$24,937	$14,655	$3,042	$20,497	$1,000	$243,845	92%
Multifamily	15,939	838	1,537	598	1,774	—	—	20,686	8

Total	$155,199	$41,292	$26,474	$15,253	$4,816	$20,497	$1,000	$264,531	100%

Percent by location	59%	15%	10%	6%	2%	8%	—%	100%

At December 31, 2009, approximately 77% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of Mortgage Loans.

Note 11.    Subsequent Events

The Company evaluated the effects of subsequent events that have occurred subsequent to the year ended December 31, 2009, and through the date of filing with the SEC.

The Company declared dividends on its Series D Preferred Stock on March 3, 2010. The Company will pay these dividends on March 30, 2010.

Note 12.    Quarterly Data (Unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2009 and 2008.

	2009				2008
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,323	$3,375	$3,447	$4,042	$3,538	$3,865	$4,122	$4,662
Provision for loan losses	—	—	—	—	—	—	—	—
Other income	—	—	—	—	—	—	—	—
Operating expense	77	76	74	73	71	74	74	87

Net income	3,246	3,299	3,373	3,969	3,467	3,791	4,048	4,575
Preferred stock dividends	2,531	2,531	2,531	2,588	2,531	2,532	2,507	2,555

Net income available to common stockholder	$715	$768	$842	$1,381	$936	$1,259	$1,541	$2,020