Form 10-Q
period 2010-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2010-05-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2010 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

Explanatory Note

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim financial statements as of and for the three months ended March 31, 2010 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$44,113,000	$31,115,000
Single family mortgage loans	234,222,000	243,845,000
Multifamily mortgage loans	19,759,000	20,686,000

Total mortgage loans (Note 4)	253,981,000	264,531,000
Less: allowance for loan losses	—	—

Mortgage loans, net	253,981,000	264,531,000
Accrued interest receivable	937,000	929,000
Prepaid expenses	25,000	2,000

Total assets	$299,056,000	$296,577,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock (Note 8)	$1,444,000	$—
Payable to Bank of America, N.A. (Note 5)	39,000	100,000
Payable to First Republic (Note 5)	60,000	25,000
Other payables	26,000	23,000

Total liabilities	1,569,000	148,000

Stockholders’ equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 75,000,000 shares authorized, 30,538,277 shares issued and outstanding at March 31, 2010 and December 31, 2009	305,000	305,000
Additional paid-in capital	177,539,000	177,539,000
Retained earnings	4,643,000	3,585,000

Total stockholders’ equity	297,487,000	296,429,000

Total liabilities and stockholders’ equity	$299,056,000	$296,577,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Interest on loans	$3,572,000	$3,611,000
Interest on interest-earning deposit with First Republic	85,000	431,000

Total interest income	3,657,000	4,042,000

Operating expense:
Advisory fees payable to First Republic (Note 5)	25,000	25,000
General and administrative	43,000	48,000

Total operating expense	68,000	73,000

Net income	3,589,000	3,969,000
Dividends on preferred stock (Note 8)	2,531,000	2,588,000

Net income available to common stockholder	$1,058,000	$1,381,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments (Note 3)	—	—	(2,488,000)	(1,114,000)	(3,602,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,417,000	—	292,722,000
Net income	—	—	—	3,969,000	3,969,000
Dividends on preferred stock	—	—	—	(2,588,000)	(2,588,000)

Balance as of March 31, 2009	$115,000,000	$305,000	$177,417,000	$1,381,000	$294,103,000

Balance as of December 31, 2009	$115,000,000	$305,000	$177,539,000	$3,585,000	$296,429,000
Net income	—	—	—	3,589,000	3,589,000
Dividends on preferred stock	—	—	—	(2,531,000)	(2,531,000)

Balance as of March 31, 2010	$115,000,000	$305,000	$177,539,000	$4,643,000	$297,487,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$3,589,000	$3,969,000
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization on loans	7,000	—
Discount accretion on loans	(835,000)	(701,000)
(Increase) decrease in accrued interest receivable	(8,000)	47,000
Increase in prepaid expenses	(23,000)	(23,000)
Decrease in payable to Bank of America, N.A.	(61,000)	—
Increase (decrease) in payable to First Republic	35,000	(113,000)
Increase in other payables	3,000	17,000

Net cash provided by operating activities	2,707,000	3,196,000

Investing activities:
Proceeds from loans sold to First Republic	4,179,000	—
Principal payments on loans	7,199,000	6,794,000

Net cash provided by investing activities	11,378,000	6,794,000

Financing activities:
Dividends paid on preferred stock	(1,087,000)	(5,063,000)

Net cash used for financing activities	(1,087,000)	(5,063,000)

Increase in cash and cash equivalents	12,998,000	4,927,000
Cash and cash equivalents at beginning of year	31,115,000	81,523,000

Cash and cash equivalents at end of period	$44,113,000	$86,450,000

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$1,444,000	$1,444,000

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Wholly Owned Subsidiary of Bank of America, N.A.)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company is a wholly owned subsidiary of BANA, a national bank and an indirect subsidiary of Bank of America Corporation (“Bank of America”). The Company was a wholly owned subsidiary of MLFSB, a federal stock savings bank, which was a wholly owned subsidiary of Merrill Lynch & Co. from September 21, 2007 until November 2, 2009. On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America, with Merrill Lynch & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch & Co., including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”). On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into BANA, with BANA continuing as the surviving entity. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of 100% of the common stock of the Company. This transaction did not alter the carrying value of the Company’s assets or liabilities. Except for the changes discussed in Note 6, “Preferred Stock,” there were no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

The Company was initially formed by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares until September 21, 2007, when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of MLFSB, and MLFSB became the controlling stockholder of the Company. Following the Bank of America Acquisition, the Company’s assets and liabilities were remeasured as of January 1, 2009 (the “Bank of America acquisition date”) based on their estimated fair values in accordance with the acquisition method of accounting. (See Note 3, “Purchase Accounting Allocation.”) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. As a result of the change in control, the Company changed its fiscal year end from the last Friday in December to the last calendar day of the year; the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in the first quarter of 2009, resulting in approximately $156,000 of additional net income.

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

At March 31, 2010, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. BANA owns all of the Company’s common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

These interim financial statements are intended to be read in conjunction with the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), Financial Statements and Notes thereto. Interim results should not be considered indicative of results to be expected for the full year.

The results of operations of the Company are subject to various risks, including business, economic, legal and regulatory conditions and factors. Additional information is included in Item 1A, “Risk Factors,” in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2010.

Recent Development

On October 21, 2009, Bank of America announced that it had entered into a definitive agreement to sell First Republic and its operating subsidiaries, including the Company, to a number of investors led by First Republic’s existing management and including investment funds managed by Colony Capital, LLC and General Atlantic LLC. The transaction is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals. Upon completion of the transaction, the Company will become a subsidiary of a newly formed California-chartered bank called First Republic Bank, since the newly formed bank will assume ownership of 100% of the Company’s outstanding common stock currently owned by BANA. The newly formed bank will also acquire the 25,410 shares of Series A Preferred Stock currently owned by BANA. Except for these changes, no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock are expected as a result of this proposed transaction.

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

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with the acquisition method of accounting, Mortgage Loans were revalued to reflect their estimated fair values as of the Bank of America acquisition date. (See Note 3, “Purchase Accounting Allocation”). Discounts or premiums on Mortgage Loans are accreted or amortized to interest income as yield adjustments using methods that approximate the interest method.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. Subsequent to the Bank of America acquisition date, decreases in expected principal cash flows resulting from deteriorations in credit which exceed the unaccreted purchase accounting discount would result in the Company recording a provision for loan losses. There was no provision for loan losses recorded during the first quarter of 2010 or 2009. (See Note 4, “Loans”).

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2010 or 2009.

Note 3. Purchase Accounting Allocation

Management estimated the fair value of assets and liabilities as of the Bank of America acquisition date to be equal to their carrying values, with the exception of Mortgage Loans. As a result of applying the acquisition method of accounting to the Company’s assets and liabilities, the Company’s Mortgage Loans were adjusted to their estimated fair values. The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of the Bank of America acquisition date, with the net reduction to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of January 1, 2009 was reclassified to additional paid-in capital.

	Carrying Value as of December 26, 2008	Preliminary Purchase Accounting Adjustments (1)	Additional Adjustments (2)	Estimated Fair Value as of January 1, 2009
Assets
Single family mortgage loans	$202,089,000	$(11,280,000)	$—	$190,809,000
Multifamily mortgage loans	24,521,000	(1,048,000)	1,000	23,474,000

Total mortgage loans	226,610,000	(12,328,000)	1,000	214,283,000

Less:
Net unearned discount	(8,245,000)	8,245,000	—	—
Allowance for loan losses	(481,000)	481,000	—	—

Total	$217,884,000	$(3,602,000)	$1,000	$214,283,000

Liabilities and Stockholder’s Equity
Additional paid-in capital	$179,905,000	$(2,488,000)	$1,000	$177,418,000
Retained earnings	1,114,000	(1,114,000)	—	—

Total	$181,019,000	$(3,602,000)	$1,000	$177,418,000

(1)	Purchase accounting adjustments recorded during the quarter ended March 31, 2009.
(2)	Purchase accounting adjustments recorded subsequent to March 31, 2009 when such adjustments were finalized.

The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount, which is accreted into interest income using methods that approximate the interest method beginning in the first quarter of 2009. The purchase accounting adjustments did not impact cash flows.

Note 4. Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. The following table presents the gross principal, net unaccreted purchase accounting discount, unamortized premium on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loan portfolio at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Single family mortgage loans
Gross principal	$241,105,000	$251,660,000
Net unaccreted purchase accounting discount	(6,994,000)	(7,933,000)
Unamortized premium on mortgage loans acquired from First Republic	111,000	118,000

Total	234,222,000	243,845,000

Multifamily mortgage loans
Gross principal	20,491,000	21,495,000
Net unaccreted purchase accounting discount	(732,000)	(809,000)

Total	19,759,000	20,686,000

Total carrying value of mortgage loans	$253,981,000	$264,531,000

At March 31, 2010, there were no nonaccrual loans or impaired loans. At December 31, 2009, there was one impaired nonaccrual single family loan of $628,000 (net of unaccreted purchase accounting discount). The Company did not recognize any interest income related to this loan during 2009. At March 31, 2010 and December 31, 2009, there were no loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Three Months Ended March 31,		For the Year Ended December 31, 2009
	2010	2009
Allowance for loan losses:
Balance, beginning of period	$—	$481,000	$481,000
Purchase accounting adjustment	—	(481,000)	(481,000)
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$—	$—	$—

Average Mortgage Loans for the period	$261,768,000	$211,175,000	$199,392,000
Total Mortgage Loans at end of period	$253,981,000	$208,189,000	$264,531,000
Ratio of allowance for loan losses to total loans	—%	—%	—%

The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in 2009. (See Note 3, “Purchase Accounting Allocation”). ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) requires impaired loans acquired in a business combination to be recorded at fair value and prohibits the carryover of the allowance for loan losses. The net purchase accounting discount was determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments. Subsequent decreases to expected principal cash flows will result in a charge to provision for loan losses. None of the Company’s loans were considered impaired under ASC 310-30 at January 1, 2009. In addition, no additional provision for loan losses was required as of March 31, 2010, December 31, 2009 or March 31, 2009.

Note 5. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, the sale of Mortgage Loans to First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. During 2009, the Company received $100,000 in funding from BANA for settlement of accounts payable transactions. The cash and cash equivalents with BANA and the payable to BANA at March 31, 2010 and December 31, 2009 result from this funding. The following tables present the Company’s related party transactions for the periods indicated:

	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents with First Republic	$43,982,000	$31,047,000
Cash and cash equivalents with BANA	$131,000	$68,000
Payable to BANA	$39,000	$100,000
Payable to First Republic	$60,000	$25,000

	Three Months Ended March 31,
	2009	2010
Mortgage Loans sold to First Republic
Gross principal	$4,360,000	$—
Net unaccreted purchase accounting discount	(181,000)	—

Total Mortgage Loans sold	$4,179,000	$—

Interest income on deposit account with First Republic	$85,000	$431,000
Loan servicing fee expense	$174,000	$136,000
Advisory fee expense	$25,000	$25,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of the loans. The Company did not purchase any loans from First Republic for the first three months of 2010 and 2009.

As part of the definitive agreement to sell First Republic, BANA will retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the transaction, during the first quarter of 2010, the loans that will be retained by BANA were sold to First Republic. First Republic will subsequently transfer these loans to BANA. The loans were sold to First Republic at carrying value, which approximated the fair value of the loans.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2010 and 2009, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at March 31, 2010 and at December 31, 2009. At March 31, 2010, in addition to advisory fees, the Company had $35,000 payable to First Republic for stockholder costs First Republic had paid on the Company’s behalf.

At March 31, 2010 and at December 31, 2009, BANA owned 25,410 shares of the Company’s Series A Preferred Stock, with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the first three months of 2010 and 2009, neither BANA nor MLFSB purchased any of the Company’s outstanding Series A Preferred Stock.

Note 6. Preferred Stock

At March 31, 2010, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends. The redemption premium per share is equal to (i) $1,035 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $1,028 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $1,021 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $1,014 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $1,007 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2003, the Company issued 2,400,000 shares of Series D Preferred Stock. The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock have been redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 7. Common Stock

At March 31, 2010, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by BANA. The Company issued no common stock in the first three months of 2010 and 2009.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year.

Note 8. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three months ended March 31, 2010 and 2009. Dividends payable on the Series A Preferred Stock as of March 31, 2010 were $1,444,000. There were no accrued dividends payable on the Series A or Series D Preferred Stock as of December 31, 2009.

	Three Months Ended March 31,
	2010	2009
Series A Preferred Stock	$1,444,000	$1,476,000
Series D Preferred Stock	1,087,000	1,112,000

Total	$2,531,000	$2,588,000

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

From a stockholder’s perspective, the dividends the Company pays as a REIT are ordinary income not eligible for the dividends received deduction for corporate stockholders or for the favorable maximum 15% rate applicable to qualified dividends received by non-corporate taxpayers. If the Company was not a REIT, dividends paid generally would qualify for the dividends received deduction and the favorable tax rate applicable to non-corporate taxpayers.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s REIT taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three months ended March 31, 2010 or 2009.

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

The following table presents the carrying values and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,113	$44,113	$31,115	$31,115
Mortgage loans, net	$253,981	$249,890	$264,531	$259,640

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Cash Equivalents: The carrying value approximates the estimated fair value.

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

Note 10. Concentration of Credit Risk

At March 31, 2010, approximately 77% of Mortgage Loans (by carrying value) were secured by real estate properties located in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans. See “Financial Condition - Significant Concentration of Credit Risk” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 11. Subsequent Events

The Company evaluated the effects of subsequent events that have occurred subsequent to the quarter ended March 31, 2010, and through the date of filing with the SEC. The Company determined that there were no subsequent events that have occurred through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of March 31, 2010 and results of operations for the three months ended March 31, 2010. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the 2009 Annual Report.

For the tax year ending December 31, 2010, the Company expects to be taxed as a real estate investment trust (a “REIT”), and intends to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of the Company’s earnings to stockholders and satisfying certain asset, income and stock ownership tests. To the extent the Company meets those provisions, it will not be subject to federal income tax on net income. The Company currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. The Company continues to monitor each of these complex tests.

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

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “target,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. In addition, other statements may also be forward-looking statements. All forward-looking statements should be read carefully because they discuss future expectations, contain projections of future results of operation or financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other Company filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, “Risk Factors,” in the 2009 Annual Report and in materials incorporated therein by reference.

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

Results of Operations

Overview

Net income was $3,589,000 for the first quarter of 2010, compared with $3,969,000 for the first quarter of 2009. The decrease was primarily due to a decrease in interest income resulting from lower average short-term investment balances and lower market rates of interest. The ratio of earnings to fixed charges for the first quarter was 1.42x in 2010 and 1.53x in 2009. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to lower yields on interest-earning assets and lower average short-term investments, partially offset by higher average loan balances. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2010			2009
($ in thousands)	Average Balance	Interest Income	Yield	Average Balance	Interest Income	Yield
Loans	$261,768	$3,572	5.53%	$211,175	$3,611	6.66%
Short-term investments	35,293	85	0.99	82,664	431	2.03

Total interest-earning assets	$297,061	$3,657	4.99%	$293,839	$4,042	5.36%

Interest income on Mortgage Loans decreased in 2010, compared with 2009, primarily due to lower yields, partially offset by higher average balances.

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $174,000 in the first quarter of 2010, compared with $136,000 in the same period in 2009. The increase in loan servicing fees was consistent with the increase in the average loan balances.

Interest income on Mortgage Loans includes discount accretion related to the valuation of loans for purchase accounting, which partially offset the decreases in the average yield on loans. The average yield on loans, including accretion of loan discounts, was 5.53% in the first quarter of 2010, compared with 6.66% in the same period in 2009. Net discount accretion was $835,000 and $701,000 in the first quarter of 2010 and 2009, respectively. The total net unaccreted purchase accounting discount was $7.7 million at March 31, 2010, compared with $8.7 million at December 31, 2009 and $11.6 million at March 31, 2009.

The weighted average coupon rate on Mortgage Loans was 4.13% at March 31, 2010, compared to 3.92% at December 31, 2009 and 4.80% at March 31, 2009. The decline in the weighted average coupon rate at March 31, 2010 compared to March 31, 2009 is primarily due to a decrease in interest rates on adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”). In addition, there was a decrease in the weighted average coupon rate on intermediate fixed rate loans at March 31, 2010 compared to March 31, 2009 as a result of the loans purchased at the end of 2009. Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion.

Interest income on short-term investments decreased in the first quarter of 2010, compared with the same period in 2009, primarily due to lower average investment balances and lower rates. The average yield on short-term investments decreased to 0.99% in the first quarter of 2010, compared with 2.03% for the same period in 2009.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2010 and 2009, or $25,000 per quarter.

General and administrative expenses were $43,000 for the first quarter of 2010 and $48,000 for the same period in 2009. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Cash and Cash Equivalents

At March 31, 2010 and December 31, 2009, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at March 31, 2010 and December 31, 2009 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At March 31, 2010, approximately $174.5 million of loans, or 72% of the Company’s single family loan portfolio, allowed interest only payments for varying periods. These interest only loans had an average loan-to-value (“LTV”) ratio at March 31, 2010 of approximately 57%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%.

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

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at March 31, 2010 by year of origination:

($ in thousands) Loan Type	Year Originated	Balance	% of Total Loans	Average FICO	Average LTV
Single family mortgage loans	2009	$76,911	30%	765	59%
	2005	12,481	5	756	68
	2004	34,601	14	773	56
	2003	38,124	15	768	55
	2002	26,530	10	766	58
	2001	7,254	3	754	52
	2000 & prior	38,321	15	742	44

Total		234,222	92	763	55

Multifamily mortgage loans	2004	4,280	2		50
	2003	9,952	4		49
	2002	3,683	1		62
	2001	—	—		—
	2000 & prior	1,844	1		52

Total		19,759	8		52

Total mortgage loans		$253,981	100%		55%

As shown in the table above, 70% of the Mortgage Loans at March 31, 2010 were originated prior to 2006. The FICO score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at March 31, 2010 by major geographic location:

($ in thousands)	San Francisco Bay Area, California	New York/ New England	Los Angeles Area, California	San Diego Area, California	Other California Areas	Other	Total

							Amount	%
Single family	$135,804	$38,352	$29,747	$8,363	$3,045	$18,911	$234,222	92%
Multifamily	15,029	833	1,534	596	1,767	—	19,759	8

Total	$150,833	$39,185	$31,281	$8,959	$4,812	$18,911	$253,981	100%

Percent by location	59%	16%	12%	4%	2%	7%	100%

At March 31, 2010, approximately 77% of Mortgage Loans were secured by properties located in California. The weighted average LTV ratio on Mortgage Loans was approximately 55%, based upon the appraised values of the properties at the time the loans were originated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred stock. The Company’s earnings to fixed charges ratio was 1.42x for the first quarter of 2010, compared with 1.53x for the first quarter of 2009 and 1.36x for the year 2009.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 37 basis points to 4.99% for the first quarter of 2010, compared with 5.36% for the first quarter of 2009. The decrease in yield was primarily due to declining interest rates, partially offset by discount accretion on loans and a decrease in lower-yielding short-term investments. The yield on loans decreased 113 basis points in the first quarter of 2010 compared to the same period in 2009. However, excluding net discount accretion, the yield would have decreased approximately 99 basis points. The loan portfolio mix by interest rate type at March 31, 2010 was less adjustable compared with March 31, 2009 due to loans purchased in the fourth quarter of 2009. ARM loans were 57% of Mortgage Loans at March 31, 2010 and 76% at March 31, 2009. The weighted average coupon rate for ARMs at March 31, 2010 decreased 90 basis points from a year ago, compared with a 91 basis point decrease in the weighted average coupon rate for intermediate fixed rate loans and a 5 basis point increase for fixed rate loans. The weighted average remaining maturity of Mortgage Loans was 22.8 years at March 31, 2010 and 21.0 years at March 31, 2009.

For ARMs, the timing of changes in the average yield depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 3.66% at March 31, 2010, representing a decrease of 90 basis points from 4.56% at March 31, 2009 primarily due to a decrease in short-term rates. The decrease in ARM loan yields is primarily due to a significant portion of ARM loans indexed to COFI. COFI is a lagging index that tends to respond more slowly to changes in the general interest rate environment than a market rate index. The COFI index at March 31, 2010 has declined compared to March 31, 2009. At March 31, 2010, ARM loans indexed to COFI were 82% of total ARMs, or 46% of Mortgage Loans, compared with 83% of total ARMs, or 63% of Mortgage Loans at March 31, 2009.

For intermediate fixed and fixed rate loans, the balance at March 31, 2010 was $110.4 million, or 43% of total Mortgage Loans, compared with $49.4 million at March 31, 2009, or 24% of total Mortgage Loans. The weighted average coupon rate for intermediate fixed rate loans was 4.52% at March 31, 2010, down from 5.43% at March 31, 2009. The decline in the intermediate fixed rate yield was due to the purchase of loans late in 2009 that had coupon rates lower than the existing portfolio. The weighted average coupon rate for fixed rate loans was 5.71% at March 31, 2010, up slightly from 5.66% at March 31, 2009.

The following table presents an analysis of Mortgage Loans at March 31, 2010 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$117,753	3.80%	1	46%
CMT (3)	16,278	2.88	8	7
LIBOR (4)	9,582	3.24	1	4

Total ARMs	143,613	3.66	2	57

Intermediate fixed:
12 months to 36 months	3,778	5.72	28	1
37 months to 60 months	81,824	4.45	50	32
Greater than 60 months	275	6.25	93	—

Total intermediate fixed	85,877	4.52	49	33

Total adjustable rate loans	229,490	3.97	19	90

Fixed rate loans	24,491	5.71		10

Total loans	$253,981	4.13%		100%

(1)	Weighted average
(2)	Net of servicing fees retained by First Republic
(3)	One-Year Treasury
(4)	London Interbank Offered Rate

The following table presents maturities or interest rate adjustments based upon the contractual maturities or adjustment dates as of March 31, 2010:

($ in thousands)	6 Months or Less	>6 to 12 Months	>1 to 3 Years	>3 to 5 Years	>5 Years	Not Rate Sensitive	Total
Cash and investments	$44,113	$—	$—	$—	$—	$—	$44,113
Loans, net	143,705	18,011	31,879	55,356	5,030	—	253,981
Other assets	—	—	—	—	—	962	962

Total assets	$187,818	$18,011	$31,879	$55,356	$5,030	$962	$299,056

Other liabilities	$—	$—	$—	$—	$—	$1,569	$1,569
Stockholders’ equity	—	—	—	—	—	297,487	297,487

Total liabilities and equity	$—	$—	$—	$—	$—	$299,056	$299,056

Repricing gap — positive (negative)	$187,818	$18,011	$31,879	$55,356	$5,030	$(298,094)

Cumulative repricing gap:
Dollar amount	$187,818	$205,829	$237,708	$293,064	$298,094

Percent of total assets	62.8%	68.8%	79.5%	98.0%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of March 31, 2010, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in nor, to its knowledge, currently threatened with any material legal proceedings.

Item 1A. Risk Factors.

There are risks, many beyond the Company’s control, which could cause the Company’s results to differ significantly from management’s expectations. Some of these factors are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Any factor described in the Company’s 2009 Form 10-K or in this report could, by itself or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition. There may be other factors not described in the Company’s 2009 Form 10-K or in this Quarterly Report on Form 10-Q that could cause results to differ from the Company’s expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 11, 2010	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date: May 11, 2010	By:	/s/ MICHAEL ROFFLER
Michael Roffler
Vice President,
Treasurer
(Principal Accounting Officer)

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