Form 10-Q
period 2010-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2010-07-29
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 28, 2010 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

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

•

as conducted as a separate business and accounting division within MLFSB, and, effective as of November 2009, as a separate division of BANA following MLFSB’s merger into BANA, in each case including the Company and any other subsidiaries acquired in the 2007 transaction; and

•

as conducted by First Republic Bank, a California-chartered commercial bank that acquired the First Republic Bank business and accounting division of BANA effective July 1, 2010, including the Company and all other subsidiaries acquired in such transaction.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim financial statements as of and for the three and six months ended June 30, 2010 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$51,129,000	$31,115,000
Single family mortgage loans	226,788,000	243,845,000
Multifamily mortgage loans	19,649,000	20,686,000

Total mortgage loans (Note 4)	246,437,000	264,531,000
Less: allowance for loan losses	—	—

Mortgage loans, net	246,437,000	264,531,000
Accrued interest receivable	908,000	929,000
Prepaid expenses	18,000	2,000

Total assets	$298,492,000	$296,577,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to First Republic (Note 5)	$25,000	$25,000
Payable to Bank of America, N.A. (Note 5)	—	100,000
Other payables	27,000	23,000

Total liabilities	52,000	148,000

Stockholders’ equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 75,000,000 shares authorized, 30,538,277 shares issued and outstanding at June 30, 2010 and December 31, 2009	305,000	305,000
Additional paid-in capital	177,539,000	177,539,000
Retained earnings	5,596,000	3,585,000

Total stockholders’ equity	298,440,000	296,429,000

Total liabilities and stockholders’ equity	$298,492,000	$296,577,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest on loans	$3,474,000	$3,044,000	$7,046,000	$6,655,000
Interest on interest-earning deposit with First Republic	114,000	403,000	199,000	834,000

Total interest income	3,588,000	3,447,000	7,245,000	7,489,000

Operating expense:
Advisory fees payable to First Republic (Note 5)	25,000	25,000	50,000	50,000
General and administrative	79,000	49,000	122,000	97,000

Total operating expense	104,000	74,000	172,000	147,000

Net income	3,484,000	3,373,000	7,073,000	7,342,000
Dividends on preferred stock (Note 8)	2,531,000	2,531,000	5,062,000	5,119,000

Net income available to common stockholder	$953,000	$842,000	$2,011,000	$2,223,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments (Note 3)	—	—	(2,487,000)	(1,114,000)	(3,601,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,418,000	—	292,723,000
Net income	—	—	—	7,342,000	7,342,000
Dividends on preferred stock	—	—	—	(5,119,000)	(5,119,000)

Balance as of June 30, 2009	$115,000,000	$305,000	$177,418,000	$2,223,000	$294,946,000

Balance as of December 31, 2009	$115,000,000	$305,000	$177,539,000	$3,585,000	$296,429,000
Net income	—	—	—	7,073,000	7,073,000
Dividends on preferred stock	—	—	—	(5,062,000)	(5,062,000)

Balance as of June 30, 2010	$115,000,000	$305,000	$177,539,000	$5,596,000	$298,440,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$7,073,000	$7,342,000
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization on loans	10,000	—
Discount accretion on loans	(1,704,000)	(1,402,000)
Decrease in accrued interest receivable	21,000	196,000
Increase in prepaid expenses	(16,000)	(16,000)
Decrease in payable to Bank of America, N.A.	(100,000)	—
Decrease in payable to First Republic	—	(113,000)
Increase (decrease) in other payables	4,000	(6,000)

Net cash provided by operating activities	5,288,000	6,001,000

Investing activities:
Proceeds from loans sold to First Republic	4,179,000	—
Principal payments on loans	15,609,000	16,609,000

Net cash provided by investing activities	19,788,000	16,609,000

Financing activities:
Dividends paid on preferred stock	(5,062,000)	(9,038,000)

Net cash used for financing activities	(5,062,000)	(9,038,000)

Increase in cash and cash equivalents	20,014,000	13,572,000
Cash and cash equivalents at beginning of year	31,115,000	81,523,000

Cash and cash equivalents at end of period	$51,129,000	$95,095,000

In connection with Bank of America Corporation’s acquisition of Merrill Lynch & Co. Inc., the Company recorded purchase accounting adjustments during the first quarter of 2009. These adjustments were recorded as non-cash capital contributions. See Note 3.

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of Bank of America, N.A.)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company was a majority owned subsidiary of BANA, a national bank and an indirect subsidiary of Bank of America Corporation (“Bank of America”) as of June 30, 2010. On July 1, 2010, First Republic replaced BANA as the direct parent and holder of 100% of the common stock of the Company. (See Note 11, “Subsequent Events,” for a discussion of this transaction.)

The Company was a majority owned subsidiary of MLFSB, a federal stock savings bank, which was a wholly owned subsidiary of Merrill Lynch & Co. from September 21, 2007 until November 2, 2009. On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into BANA, with BANA continuing as the surviving entity. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of 100% of the common stock of the Company. This transaction did not alter the carrying value of the Company’s assets or liabilities. Except for the changes discussed in Note 6, “Preferred Stock,” there were no other changes in the Company’s Board of Directors, material agreements or outstanding issues of preferred stock.

The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares at September 21, 2007, when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of MLFSB, and MLFSB became the controlling stockholder of the Company. On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America, with Merrill Lynch & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch & Co., including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”). Following the Bank of America Acquisition, the Company’s assets and liabilities were remeasured as of January 1, 2009 (the “Bank of America acquisition date”) based on their estimated fair values in accordance with the acquisition method of accounting. (See Note 3, “Purchase Accounting Allocation.”) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. As a result of the change in control, the Company changed its fiscal year end from the last Friday in December to the last calendar day of the year; the Company’s activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in the first quarter of 2009, resulting in approximately $156,000 of additional net income.

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

At June 30, 2010, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. BANA owned all of the Company’s common stock at June 30, 2010. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with the acquisition method of accounting, Mortgage Loans were revalued to reflect their estimated fair values as of the Bank of America acquisition date. (See Note 3, “Purchase Accounting Allocation”). Discounts or premiums on Mortgage Loans are accreted or amortized to interest income as yield adjustments using methods that approximate the interest method based on the contractual cash flows.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. Subsequent to the Bank of America acquisition date, decreases in expected principal cash flows resulting from deteriorations in credit would result in the Company recording a provision for loan losses. There was no provision for loan losses recorded during the first six months of 2010 or 2009. (See Note 4, “Loans”). As a result of the transaction discussed in Note 11, the Company’s loans will be remeasured at fair value as of July 1, 2010 and there will be no allowance for loan losses as of that date.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six months ended June 30, 2010 or 2009.

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

	Carrying value as of December 26, 2008	Preliminary Purchase Accounting Adjustments (1)	Additional Adjustments (2)	Estimated Fair value as of January 1, 2009
Assets
Single family mortgage loans	$202,089,000	(11,280,000)	—	190,809,000
Multifamily mortgage loans	24,521,000	(1,048,000)	1,000	23,474,000

Total mortgage loans	226,610,000	(12,328,000)	1,000	214,283,000

Less:
Net unearned discount	(8,245,000)	8,245,000	—	—
Allowance for loan losses	(481,000)	481,000	—	—

Total	$217,884,000	$(3,602,000)	$1,000	$214,283,000

Liabilities and Stockholders’ Equity
Additional paid-in capital	$179,905,000	$(2,488,000)	$1,000	$177,418,000
Retained earnings	1,114,000	(1,114,000)	—	—

Total	$181,019,000	$(3,602,000)	$1,000	$177,418,000

(1)	Purchase accounting adjustments recorded during the quarter ended March 31, 2009.
(2)	Purchase accounting adjustments recorded subsequent to March 31, 2009 when such adjustments were finalized.

The net reduction to the carrying value of Mortgage Loans was accounted for as a loan purchase discount, which is accreted into interest income using methods that approximate the interest method beginning in the first quarter of 2009. The purchase accounting adjustments did not impact cash flows.

Note 4. Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At June 30, 2010 and December 31, 2009, 72% of the Company’s single family loan portfolio contains an interest-only payment feature.

The following table presents the gross principal, net unaccreted purchase accounting discount, unamortized premium on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loan portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Single family mortgage loans
Gross principal	$232,857,000	$251,660,000
Net unaccreted purchase accounting discount	(6,177,000)	(7,933,000)
Unamortized premium on mortgage loans acquired from First Republic	108,000	118,000

Total	226,788,000	243,845,000

Multifamily mortgage loans
Gross principal	20,329,000	21,495,000
Net unaccreted purchase accounting discount	(680,000)	(809,000)

Total	19,649,000	20,686,000

Total carrying value of mortgage loans	$246,437,000	$264,531,000

At June 30, 2010, there were no nonaccrual loans or impaired loans. At December 31, 2009, there was one impaired nonaccrual single family loan of $628,000 (net of unaccreted purchase accounting discount). The Company did not recognize any interest income related to this loan during 2009. At June 30, 2010 and December 31, 2009, there were no loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	For the Six Months Ended June 30,		For the Year Ended December 31, 2009
	2010	2009
Allowance for loan losses:
Balance, beginning of period	$—	$481,000	$481,000
Purchase accounting adjustment	—	(481,000)	(481,000)
Provision charged to expense	—	—	—
Chargeoffs	—	—	—
Recoveries	—	—	—

Balance, end of period	$—	$—	$—

Average Mortgage Loans for the period	$255,930,000	$207,779,000	$199,392,000
Total Mortgage Loans at end of period	$246,437,000	$199,076,000	$264,531,000
Ratio of allowance for loan losses to total loans	—%	—%	—%

The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in 2009. (See Note 3, “Purchase Accounting Allocation”). ASC 805, “Business Combinations,” requires impaired loans acquired in a business combination to be recorded at fair value and prohibits the carryover of the allowance for loan losses. The net purchase accounting discount was determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments. Subsequent decreases to expected principal cash flows will result in a charge to provision for loan losses. None of the Company’s loans were considered impaired as of the Bank of America acquisition date; therefore none of the loans were subject to the accounting guidance under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” at January 1, 2009. In addition, no additional provision for loan losses was required as of June 30, 2010, December 31, 2009 or June 30, 2009.

Note 5. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, the sale of Mortgage Loans to First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. During 2009, the Company received $100,000 in funding from BANA for settlement of accounts payable transactions; any remaining amounts were repaid to BANA in April 2010. The cash and cash equivalents with BANA and the payable to BANA at December 31, 2009 result from this funding. The following tables present the Company’s related party transactions for the periods indicated:

	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents with First Republic	$51,129,000	$31,047,000
Cash and cash equivalents with BANA	$—	$68,000
Payable to First Republic	$25,000	$25,000
Payable to BANA	$—	$100,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mortgage Loans sold to First Republic
Gross principal	$—	$—	$4,360,000	$—
Net unaccreted purchase accounting discount	—	—	(181,000)	—

Total Mortgage Loans sold	$—	$—	$4,179,000	$—

Interest income on deposit account with First Republic	$114,000	$403,000	$199,000	$834,000
Loan servicing fee expense	$159,000	$133,000	$333,000	$269,000
Advisory fee expense	$25,000	$25,000	$50,000	$50,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of the loans. The Company did not purchase any loans from First Republic for the first six months of 2010 and 2009.

As part of the definitive agreement to sell First Republic (see Note 11), BANA agreed to retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the transaction, during the first quarter of 2010, loans with an unpaid principal balance of $4,360,000 that were to be retained by BANA were sold to First Republic. First Republic subsequently transferred these loans to BANA. The loans were sold to First Republic at carrying value.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2010 and 2009, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at June 30, 2010 and at December 31, 2009.

At June 30, 2010 and at December 31, 2009, BANA owned 25,410 shares of the Company’s Series A Preferred Stock, with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the first six months of 2010 and 2009, neither BANA nor MLFSB purchased any of the Company’s outstanding Series A Preferred Stock. As part of the transaction discussed in Note 11, on July 1, 2010, First Republic acquired these shares of Series A Preferred Stock from BANA.

Note 6. Preferred Stock

At June 30, 2010, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share is equal to (i) $35 if the date of redemption is after June 1, 2009 but on or prior to June 1, 2010; (ii) $28 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (iii) $21 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iv) $14 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (v) $7 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred stock, in whole (but not in part). On redemption resulting from such event, the liquidation preference for the Series A Preferred Stock is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Stock is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

At June 30, 2010, since BANA did not have any authorized classes of preferred stock, the automatic exchange feature of the Company’s Series A Preferred Stock and Series D Preferred Stock was suspended. (See Note 11 for a discussion of the amendments to the Certificates of Designation of preferred stock effective on July 1, 2010.) Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

Note 7. Common Stock

At June 30, 2010, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding and owned by BANA. On July 29, 2010, the Board of Directors approved an increase to the number of authorized shares of common stock to 100,000,000. The Company issued no common stock in the first six months of 2010 and 2009.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year.

Note 8. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three and six months ended June 30, 2010 and 2009. There were no accrued dividends payable on the Series A or Series D Preferred Stock as of June 30, 2010 or December 31, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Series A Preferred Stock	$1,444,000	$1,444,000	$2,888,000	$2,920,000
Series D Preferred Stock	1,087,000	1,087,000	2,174,000	2,199,000

Total	$2,531,000	$2,531,000	$5,062,000	$5,119,000

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

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s REIT taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the six months ended June 30, 2010 or 2009.

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

The following table presents the carrying values and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$51,129	$51,129	$31,115	$31,115
Mortgage loans, net	$246,437	$245,330	$264,531	$259,640

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

Note 10. Concentration of Credit Risk

At June 30, 2010, approximately 76% of Mortgage Loans (by carrying value) were secured by real estate properties located in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans.

Note 11. Subsequent Events

The Company evaluated the effects of events that have occurred subsequent to the quarter ended June 30, 2010, and through the date of filing with the SEC.

On October 21, 2009, First Republic entered into an agreement among First Republic, MLFSB and BANA, whereby First Republic agreed to purchase certain assets and assume certain liabilities related to the business operated through BANA’s First Republic Bank division and certain of BANA’s subsidiaries, including the Company (the “Transaction”). In connection with the Transaction, capital was contributed to First Republic by a number of investors led by existing management and including investment funds managed by Colony Capital, LLC and General Atlantic LLC.

The Transaction closed on July 1, 2010. On July 1, 2010, First Republic replaced BANA as the direct parent and holder of 100% of the common stock of the Company. First Republic acquired the common stock of the Company from BANA at net book value. As of July 1, 2010, First Republic has authorized classes of preferred stock in connection with the exchange feature of the Series A and Series D Preferred Stock. In connection with the Transaction, the Company’s board of directors approved and adopted amendments to the Certificates of Designations of the preferred stock, which were effective immediately following the closing of the Transaction. The amendments updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes. As a result of the Transaction, during the third quarter of 2010, the Company will record purchase accounting adjustments to record Mortgage Loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. The purchase accounting adjustments will not impact cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion summarizes the significant factors affecting the financial condition of the Company as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the 2009 Annual Report.

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

The Company also considers purchase accounting to be a critical accounting policy. The Company’s assets and liabilities were remeasured as of the Bank of America acquisition date based on their estimated fair values in accordance with the acquisition method of accounting. (See Note 3, “Purchase Accounting Allocation,” of the Notes to Financial Statements.) Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. The Company’s assets and liabilities will also be remeasured as of July 1, 2010 as a result of the transaction discussed in Note 11.

Results of Operations

Overview

Net income was $3,484,000 and $7,073,000 for the second quarter and first six months of 2010, compared with $3,373,000 and $7,342,000 for the same periods in 2009. The increase in the second quarter of 2010, compared with the same period in 2009 was primarily due to an increase in interest income resulting from higher average loan balances. The ratio of earnings to fixed charges was 1.38x and 1.40x for the second quarter and first six months of 2010, and 1.33x and 1.43x for the same periods in 2009. The increase in the second quarter of 2010 compared to the same period in 2009 is due to higher interest income. Preferred stock dividend payments were 100% of fixed charges. The ratio of earnings to fixed charges has increased over time as the Company has redeemed or converted prior issues of preferred stock without a cash dividend to its parent or the repurchase of common stock held by its parent.

Total Interest Income

Total interest income increased in the second quarter and decreased in the first six months of 2010 compared with the same periods in 2009. The increase in the second quarter of 2010 compared with the same period in 2009 is primarily due to higher average loan balances, partially offset by lower average short-term investments and lower yields on interest-earning assets. The decrease in the first six months of 2010 compared to the same period in 2009 was primarily due to lower yields on interest-earning assets and lower average short-term investments, partially offset by higher average loan balances. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2010					2009
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield		Average Balance	Interest Income	Yield	Contractual Yield
Loans	$250,156	$3,474	5.57%	4.06	%(1)	$204,233	$3,044	6.06%	4.42	%(1)
Short-term investments	49,249	114	0.93	0.93		91,763	403	1.79	1.79

Total interest-earning assets	$299,405	$3,588	4.81%	3.55%		$295,996	$3,447	4.73%	3.60%

	Six Months Ended June 30,
	2010					2009
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield		Average Balance	Interest Income	Yield	Contractual Yield
Loans	$255,930	$7,046	5.55%	4.09	%(1)	$207,779	$6,655	6.37%	4.76	%(1)
Short-term investments	42,309	199	0.95	0.95		87,115	834	1.90	1.90

Total interest-earning assets	$298,239	$7,245	4.90%	3.64%		$294,894	$7,489	5.05%	3.92%

(1)	Net of servicing fees retained by First Republic

Interest income on Mortgage Loans increased in the second quarter and first six months of 2010, compared with the same periods in 2009, primarily due to higher average loan balances, partially offset by lower yields. Approximately $79.1 million of Mortgage Loans were purchased from First Republic in December 2009.

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $159,000 and $333,000 for the second quarter and first six months of 2010 and $133,000 and $269,000 for the same periods in 2009. The increase in loan servicing fees was consistent with the increase in the average loan balances.

Interest income on Mortgage Loans includes discount accretion related to the valuation of loans for purchase accounting, which partially offset the changes in the average net coupon rate on loans. The average yield on loans, including accretion of loan discounts, was 5.57% and 5.55% for the second quarter and first six months of 2010, compared with 6.06% and 6.37% for the same periods in 2009. The average net coupon rate without loan discount accretion was 4.06% and 4.09% for the second quarter and first six months of 2010, compared with 4.42% and 4.76% for the same periods in 2009. Net discount accretion was $869,000 and $1,704,000 for the second quarter and first six months of 2010, compared with $701,000 and $1,402,000 for the same periods in 2009. The total net unaccreted purchase accounting discount was $6.9 million at June 30, 2010, compared with $8.7 million at December 31, 2009 and $10.9 million at June 30, 2009.

The weighted average net coupon rate on Mortgage Loans was 4.11% at June 30, 2010, 3.92% at December 31, 2009 and 4.11% at June 30, 2009. The increase in the average net coupon rate at June 30, 2010 compared to December 31, 2009 is primarily due to an increase in interest rates on adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”). Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income on short-term investments decreased in the second quarter and first six months of 2010, compared with the same periods in 2009, due to lower average investment balances and lower yields. The average yields on short-term investments for the second quarter and first six months of 2010 decreased to 0.93% and 0.95%, respectively, compared with 1.79% and 1.90% for the same periods in 2009. The average yield on short-term investments has declined over the last six months of 2009 and the first six months of 2010 due to lower market rates of interest.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2010 and 2009, or $25,000 per quarter.

General and administrative expenses were $79,000 and $122,000 for the second quarter and first six months of 2010 and $49,000 and $97,000 for the same periods in 2009. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Cash and Cash Equivalents

At June 30, 2010 and December 31, 2009, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at June 30, 2010 and December 31, 2009 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic and that substantially all such loans will be secured by single family homes.

The Company has purchased from First Republic single family loans with a period of interest only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At June 30, 2010, approximately $167.5 million of loans, or 72% of the Company’s single family loan portfolio, allowed interest only payments. These loans generally have an initial interest only term of 10 years and had a weighted average remaining interest only term of 5.8 years at June 30, 2010. These interest only loans had an average loan-to-value (“LTV”) ratio at June 30, 2010 of approximately 57%, based on appraised value at the time of origination. None of the Company’s interest only home loans had an LTV ratio at origination of more than 80%. At June 30, 2010, loans with the potential for negative amortization were $4.2 million, or 2% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at June 30, 2010.

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

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at June 30, 2010 by year of origination:

($ in thousands) Loan Type	Year Originated	Balance	% of Total Loans	Average FICO	Average LTV
Single family mortgage loans	2009	$75,819	31%	765	59%
	2005	11,453	5	760	69
	2004	34,374	14	773	57
	2003	36,449	15	767	55
	2002	25,943	10	766	58
	2001	7,266	3	754	52
	2000 and prior	35,484	14	739	44

Total		226,788	92	762	56

Multifamily mortgage loans	2004	4,271	2		50
	2003	9,892	4		49
	2002	3,665	1		61
	2001	—	—		—
	2000 and prior	1,821	1		51

Total		19,649	8		52

Total mortgage loans		$246,437	100%		55%

As shown in the table above, 69% of the Mortgage Loans at June 30, 2010 were originated prior to 2006. The FICO score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry or geographic region. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at June 30, 2010 by major geographic location:

($ in thousands)	San Francisco Bay Area, California	New York/ New England	Los Angeles Area, California	San Diego Area, California	Other California Areas	Other	Total
							Amount	%
Single family	$131,388	$37,502	$27,938	$8,014	$3,049	$18,897	$226,788	92%
Multifamily	14,940	828	1,531	594	1,756	—	19,649	8%

Total	$146,328	$38,330	$29,469	$8,608	$4,805	$18,897	$246,437	100%

Percent by location	59%	16%	12%	3%	2%	8%	100%

At June 30, 2010, approximately 76% of Mortgage Loans were secured by properties located in California. The weighted average LTV ratio on total Mortgage Loans was approximately 55%, based upon the appraised values of the properties at the time the loans were originated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred stock. The Company’s earnings to fixed charges ratio was 1.38x for the second quarter of 2010, compared with 1.33x for the second quarter of 2009 and 1.36x for the year 2009.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets increased 8 basis points to 4.81% for the second quarter of 2010, compared with 4.73% for the second quarter of 2009. The increase in yield was primarily due to a decrease in lower-yielding short-term investments. The yield on loans decreased 49 basis points in the second quarter of 2010 compared to the same period in 2009. The average net coupon rate decreased 36 basis points in the second quarter of 2010, compared with the same period in 2009. The loan portfolio mix by interest rate type at June 30, 2010 was less adjustable compared with June 30, 2009 due to loans purchased in the fourth quarter of 2009. ARM loans were 57% of Mortgage Loans at June 30, 2010 and 80% at June 30, 2009. The weighted average coupon rate for ARMs at June 30, 2010 decreased 10 basis points from a year ago, compared with a 103 basis point decrease in the weighted average coupon rate for intermediate fixed rate loans and a 4 basis point increase for fixed rate loans. The weighted average remaining contractual maturity of Mortgage Loans was 22.6 years at June 30, 2010 and 20.8 years at June 30, 2009.

For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 3.63% at June 30, 2010, representing a decrease of 10 basis points from 3.73% at June 30, 2009 primarily due to a decrease in short-term interest rates. The decrease in ARM Loan yields is primarily due to lower interest rates on ARM Loans indexed to One-Year Treasury (“CMT”) and London Interbank Offered Rate (“LIBOR”), which decreased the yield over the past twelve months.

For intermediate fixed and fixed rate loans, the balance at June 30, 2010 was $106.7 million, or 43% of total Mortgage Loans, compared with $40.6 million at June 30, 2009, or 20% of total Mortgage Loans. The weighted average net coupon rate for intermediate fixed rate loans was 4.51% at June 30, 2010, down from 5.54% at June 30, 2009. The decline in the intermediate fixed rate yield was due to the purchase of approximately $79.1 million of loans in December 2009 that had an average net coupon rate of 4.38%, which was lower than the existing portfolio. The weighted average net coupon rate for fixed rate loans was 5.72% at June 30, 2010, up slightly from 5.68% at June 30, 2009.

The following table presents an analysis of Mortgage Loans at June 30, 2010 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$115,490	3.83%	1	47%
CMT	14,706	2.76	6	6
LIBOR	9,496	2.62	1	4

Total ARMs	139,692	3.63	2	57

Intermediate fixed:
12 months to 36 months	3,875	5.70	26	1
37 months to 60 months	79,066	4.44	47	32
Greater than 60 months	273	6.25	90	—

Total intermediate fixed	83,214	4.51	46	33

Total adjustable rate loans	222,906	3.95	18	90
Fixed rate loans	23,531	5.72		10

Total loans	$246,437	4.11%		100%

(1)	Weighted average
(2)	Net of servicing fees retained by First Republic

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of June 30, 2010:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and investments	$51,129	$—	$—	$—	$—	$—	$51,129
Loans, net	142,061	15,184	30,959	53,451	4,782	—	246,437
Other assets	—	—	—	—	—	926	926

Total assets	$193,190	$15,184	$30,959	$53,451	$4,782	$926	$298,492

Other liabilities	$—	$—	$—	$—	$—	$52	$52
Stockholders’ equity	—	—	—	—	—	298,440	298,440

Total liabilities and equity	$—	$—	$—	$—	$—	$298,492	$298,492

Repricing gap — positive (negative)	$193,190	$15,184	$30,959	$53,451	$4,782	$(297,566)

Cumulative repricing gap: Dollar amount	$193,190	$208,374	$239,333	$292,784	$297,566

Percent of total assets	64.7%	69.8%	80.2%	98.1%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2010, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective on July 1, 2010, the Company adopted amendments to its bylaws, which made conforming and other non-substantive changes. The bylaws are attached hereto as Exhibit 3.2.

On July 29, 2010, the Company submitted for filing Certificates of Corrections to the Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock filed with the Secretary of State of Nevada on June 30, 2010 and previous filings thereof, including the original Certificate of Designations for such series of stock, filed with the Secretary of State of Nevada on May 27, 1999, to correct a numerical error relative to the terms set forth in the offering circular for the Series A Preferred Stock. The form of corrected Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock is attached hereto as Exhibit 3.3.

Item 6. Exhibits.

3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended.

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation.

3.3	Form of Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock.

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: July 29, 2010	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date: July 29, 2010	By:	/s/ MICHAEL ROFFLER
Michael Roffler
Vice President,
Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended.

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation.

3.3	Form of Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock.

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.