Form 10-Q
period 2010-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2010-11-12
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 5, 2010 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Balance Sheets at September 30, 2010 and December 31, 2009	4

	Statements of Income for the Three Months Ended September 30, 2010, Six Months Ended June 30, 2010 and Three and Nine Months Ended September 30, 2009	5

	Statements of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2010, Six Months Ended June 30, 2010 and Nine Months Ended September 30, 2009	6

	Statements of Cash Flows for the Three Months Ended September 30, 2010, Six Months Ended June 30, 2010 and Nine Months Ended September 30, 2009	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim financial statements as of and for the three months ended September 30, 2010 and six months ended June 30, 2010 are unaudited. However, the financial statements reflect all adjustments (which included only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEETS

(Unaudited)

	Successor Company	Predecessor Company
	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$32,715,000	$31,115,000
Single family mortgage loans	403,766,000	243,845,000
Multifamily mortgage loans	19,454,000	20,686,000

Total mortgage loans (Note 4)	423,220,000	264,531,000
Less: Allowance for loan losses	—	—

Mortgage loans, net	423,220,000	264,531,000
Accrued interest receivable	1,523,000	929,000
Prepaid expenses	9,000	2,000

Total assets	$457,467,000	$296,577,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,444,000	$—
Payable to First Republic (Note 5)	25,000	25,000
Payable to Bank of America, N.A. (Note 5)	—	100,000
Other payables	33,000	23,000

Total liabilities	1,502,000	148,000

Stockholders’ equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 100,000,000 shares authorized at September 30, 2010, 30,538,277 shares issued and outstanding at September 30, 2010 and December 31, 2009	305,000	305,000
Additional paid-in capital	338,858,000	177,539,000
Retained earnings	1,802,000	3,585,000

Total stockholders’ equity	455,965,000	296,429,000

Total liabilities and stockholders’ equity	$457,467,000	$296,577,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF INCOME

(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Interest income:
Interest on loans	$4,375,000	$3,026,000	$7,046,000	$9,681,000
Interest on interest-earning deposit with First Republic	67,000	349,000	199,000	1,183,000

Total interest income	4,442,000	3,375,000	7,245,000	10,864,000

Operating expense:
Advisory fees payable to First Republic (Note 5)	25,000	25,000	50,000	75,000
General and administrative	84,000	51,000	122,000	148,000

Total operating expense	109,000	76,000	172,000	223,000

Net income	4,333,000	3,299,000	7,073,000	10,641,000
Dividends on preferred stock (Note 8)	2,531,000	2,531,000	5,062,000	7,650,000

Net income available to common stockholder	$1,802,000	$768,000	$2,011,000	$2,991,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor Company
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments	—	—	(2,487,000)	(1,114,000)	(3,601,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,418,000	—	292,723,000
Net income	—	—	—	10,641,000	10,641,000
Dividends on preferred stock	—	—	—	(7,650,000)	(7,650,000)

Balance as of September 30, 2009	$115,000,000	$305,000	$177,418,000	$2,991,000	$295,714,000

Balance as of December 31, 2009	$115,000,000	$305,000	$177,539,000	$3,585,000	$296,429,000
Net income	—	—	—	7,073,000	7,073,000
Dividends on preferred stock	—	—	—	(5,062,000)	(5,062,000)

Balance as of June 30, 2010	115,000,000	305,000	177,539,000	5,596,000	298,440,000

	Successor Company
Purchase accounting adjustments (Note 3)	—	—	6,319,000	(5,596,000)	723,000
Capital contribution	—	—	155,000,000	—	155,000,000
Net income	—	—	—	4,333,000	4,333,000
Dividends on preferred stock	—	—	—	(2,531,000)	(2,531,000)

Balance as of September 30, 2010	$115,000,000	$305,000	$338,858,000	$1,802,000	$455,965,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2010	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Operating activities:
Net income	$4,333,000	$7,073,000	$10,641,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of net loan discount/premium	(262,000)	10,000	—
Accretion of purchase accounting discount	(204,000)	(1,704,000)	(2,440,000)
(Increase) decrease in accrued interest receivable	(615,000)	21,000	311,000
Decrease (increase) in prepaid expenses	9,000	(16,000)	(8,000)
Decrease in payable to Bank of America, N.A.	—	(100,000)	—
Decrease in payable to First Republic	—	—	(113,000)
Increase in other payables	6,000	4,000	3,000

Net cash provided by operating activities	3,267,000	5,288,000	8,394,000

Investing activities:
Loans acquired from First Republic	(38,943,000)	—	—
Proceeds from loans sold to First Republic	—	4,179,000	—
Principal payments on loans	18,349,000	15,609,000	26,896,000

Net cash (used for) provided by investing activities	(20,594,000)	19,788,000	26,896,000

Financing activities:
Dividends paid on preferred stock	(1,087,000)	(5,062,000)	(10,125,000)

Net cash used for financing activities	(1,087,000)	(5,062,000)	(10,125,000)

(Decrease) increase in cash and cash equivalents	(18,414,000)	20,014,000	25,165,000
Cash and cash equivalents at beginning of period	51,129,000	31,115,000	81,523,000

Cash and cash equivalents at end of period	$32,715,000	$51,129,000	$106,688,000

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$1,444,000	$—	$1,444,000
Capital contribution of loans	$155,000,000	$—	$—

In connection with Bank of America Corporation’s acquisition of Merrill Lynch & Co. Inc. and upon the closing of the July 1, 2010 Transaction, the Company recorded purchase accounting adjustments during the first quarter of 2009 and the third quarter of 2010. These adjustments were recorded as non-cash capital contributions. See Note 3.

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company is a majority owned subsidiary of First Republic Bank, a California-chartered bank (“First Republic”).

The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares at September 21, 2007, when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of MLFSB, and MLFSB became the controlling stockholder of the Company. The Company was a subsidiary of MLFSB from September 21, 2007 until November 2, 2009.

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

The Transaction closed on July 1, 2010. On July 1, 2010, First Republic replaced BANA as the direct parent and holder of 100% of the common stock of the Company. First Republic acquired the common stock of the Company from BANA at net book value. As of July 1, 2010, First Republic has authorized classes of preferred stock in connection with the exchange feature of the Series A and Series D Preferred Stock. In connection with the Transaction, the Company’s board of directors approved and adopted amendments to the Certificates of Designations of the preferred stock, which were effective immediately following the closing of the Transaction. The amendments updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes. As a result of the Transaction, during the third quarter of 2010, the Company recorded purchase accounting adjustments to record Mortgage Loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. The purchase accounting adjustments did not impact cash flows.

As a result of the acquisitions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor Company”) (as of and for the quarter ended September 30, 2010), and the period before the Transaction (“Predecessor Company”).

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

At September 30, 2010, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owned all of the Company’s common stock at September 30, 2010. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates relate to the determination of the allowance for loan losses and measuring loans at fair value in purchase accounting.

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of discounts and premiums. In accordance with the acquisition method of accounting, Mortgage Loans were revalued to reflect their estimated fair values as of the Bank of America acquisition date and as of July 1, 2010 in connection with the Transaction. (See Note 3, “Purchase Accounting Allocation”). Discounts or premiums on Mortgage Loans are accreted or amortized to interest income as yield adjustments using methods that approximate the interest method based on the contractual cash flows.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that can be reasonably anticipated based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009. Subsequent to the Bank of America acquisition date and the Transaction, decreases in expected principal cash flows resulting from deteriorations in credit would result in the Company recording a provision for loan losses. There was no provision for loan losses recorded during the first nine months of 2010 or 2009. (See Note 4, “Loans”). As a result of the transaction discussed in Note 1, the Company’s loans were remeasured at fair value as of July 1, 2010 and there was no allowance for loan losses as of that date.

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

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the nine months ended September 30, 2010 or 2009.

Recent Accounting Pronouncement

The following pronouncement has been issued by the FASB, but is not yet effective:

In July 2010, the FASB issued amendments to ASC 310-10, “Receivables-Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities’ credit risk exposures. The amendments require an entity to disaggregate existing and provide new disclosures for the allowance for credit losses, impaired loans and troubled debt restructurings. For public entities, the disclosures required as of the balance sheet date are effective for interim or annual reporting periods ending on or after December 15, 2010, and the disclosures required for activity during the period are effective for interim or annual reporting periods beginning on or after December 15, 2010. The Company is evaluating the impact of adoption of the new guidance on its disclosures in the financial statements.

Note 3. Purchase Accounting Allocation

Management estimated the fair value of assets and liabilities as of July 1, 2010 to be equal to their carrying values, with the exception of Mortgage Loans. As a result of applying the acquisition method of accounting to the Company’s assets and liabilities, the Company’s Mortgage Loans were adjusted to their estimated fair values. The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of July 1, 2010, with the net reduction to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of July 1, 2010 was reclassified to additional paid-in capital.

	Carrying Value as of July 1, 2010	Purchase Accounting Adjustments	Estimated Fair Value as of July 1, 2010
Assets
Single family mortgage loans
Gross principal	$232,857,000	$—	$232,857,000
Net unearned discount	(6,069,000)	754,000	(5,315,000)

Total	226,788,000	754,000	227,542,000
Multifamily mortgage loans
Gross principal	20,329,000	—	20,329,000
Net unearned discount	(680,000)	(31,000)	(711,000)

Total	19,649,000	(31,000)	19,618,000

Less:
Allowance for loan losses	—	—	—

Total mortgage loans	$246,437,000	$723,000	$247,160,000

Liabilities and Stockholders’ Equity
Additional paid-in capital	$177,539,000	$6,319,000	$183,858,000
Retained earnings	5,596,000	(5,596,000)	—

Total	$183,135,000	$723,000	$183,858,000

The net reduction to the unpaid principal balance of Mortgage Loans was accounted for as a loan purchase discount, which is accreted into interest income using methods that approximate the interest method over the contractual lives of the loans beginning in the third quarter of 2010. The purchase accounting adjustments did not impact cash flows.

Note 4. Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At September 30, 2010 and December 31, 2009, 85% and 72%, respectively, of the Company’s single family loan portfolio contains an interest-only payment feature for an initial period of generally up to ten years.

The following table presents the unpaid principal balance, net unaccreted purchase accounting discount, unamortized discount or premium on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loan portfolio at September 30, 2010 and December 31, 2009:

	Successor Company	Predecessor Company
	September 30, 2010	December 31, 2009
Single family mortgage loans
Unpaid principal balance	$414,175,000	$251,660,000
Net unaccreted purchase accounting discount	(5,116,000)	(7,933,000)
Unamortized (discount) premium on mortgage loans acquired from First Republic	(5,293,000)	118,000

Total	403,766,000	243,845,000

Multifamily mortgage loans
Unpaid principal balance	20,159,000	21,495,000
Net unaccreted purchase accounting discount	(705,000)	(809,000)

Total	19,454,000	20,686,000

Total carrying value of mortgage loans	$423,220,000	$264,531,000

At September 30, 2010, there were no nonaccrual loans or impaired loans. At December 31, 2009, there was one impaired nonaccrual single family loan of $628,000 (net of unaccreted purchase accounting discount). The Company did not recognize any interest income related to this loan during 2009. At September 30, 2010 and December 31, 2009, there were no loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days. The following table presents information with respect to the Company’s allowance for loan losses:

	Successor Company	Predecessor Company
	Three Months Ended Sept. 30, 2010	Six Months Ended June 30, 2010	Nine Months Ended Sept. 30, 2009	For the Year Ended December 31, 2009
Allowance for loan losses:
Balance, beginning of period	$—	$—	$481,000	$481,000
Purchase accounting adjustment	—	—	(481,000)	(481,000)
Provision charged to expense	—	—	—	—
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$—	$—	$—	$—

Average Mortgage Loans for the period	$372,309,000	$255,930,000	$202,967,000	$199,392,000
Total Mortgage Loans at end of period	$423,220,000	$246,437,000	$189,827,000	$264,531,000
Ratio of allowance for loan losses to total loans	—%	—%	—%	—%

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

None of the Company’s loans were considered impaired as of the Bank of America acquisition date or as of the Transaction date described in Note 1; therefore none of the loans were subject to the accounting guidance under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” at January 1, 2009 or July 1, 2010. In addition, no additional provision for loan losses was required as of September 30, 2010, December 31, 2009 or September 30, 2009.

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

	Successor Company	Predecessor Company
	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents deposited with First Republic	$32,715,000	$31,047,000
Cash and cash equivalents deposited with BANA	$—	$68,000
Payable to First Republic	$25,000	$25,000
Payable to BANA	$—	$100,000

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Mortgage Loans acquired from First Republic
Gross principal	$199,498,000	$—	$—	$—
Net unearned discount	(5,555,000)	—	—	—

Total Mortgage Loans acquired	$193,943,000	$—	$—	$—

Mortgage Loans sold to First Republic
Gross principal	$—	$—	$4,360,000	$—
Net unaccreted purchase accounting discount	—	—	(181,000)	—

Total Mortgage Loans sold	$—	$—	$4,179,000	$—

Interest income on deposit account with First Republic	$67,000	$349,000	$199,000	$1,183,000
Loan servicing fee expense	$234,000	$128,000	$333,000	$397,000
Advisory fee expense	$25,000	$25,000	$50,000	$75,000

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of the loans. In July 2010, the Company acquired Mortgage Loans with a carrying value of $193.9 million from First Republic, for which the Company paid approximately $38.9 million in cash and received a capital contribution of $155.0 million.

As part of the definitive agreement to sell First Republic (see Note 1), BANA agreed to retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the transaction, during the first quarter of 2010, loans with an unpaid principal balance of $4,360,000 that were to be retained by BANA were sold to First Republic at carrying value. First Republic subsequently transferred these loans to BANA.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2010 and 2009, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at September 30, 2010 and at December 31, 2009.

At September 30, 2010 and at December 31, 2009, First Republic and BANA owned 25,410 shares of the Company’s Series A Preferred Stock, respectively, with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the first nine months of 2010 and 2009, neither First Republic nor BANA purchased any of the Company’s outstanding Series A Preferred Stock. As part of the transaction discussed in Note 1, on July 1, 2010, First Republic acquired these shares of Series A Preferred Stock from BANA.

Note 6. Preferred Stock

At September 30, 2010, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at September 30, 2010 and December 31, 2009:

	Successor Company	Predecessor Company
	September 30, 2010	December 31, 2009
Series A — 55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

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

From November 2, 2009 to June 30, 2010, since BANA did not have any authorized classes of preferred stock, the automatic exchange feature of the Company’s Series A Preferred Stock and Series D Preferred Stock was suspended. As of July 1, 2010, this automatic exchange feature was reinstated. (See Note 1 for a discussion of the amendments to the Certificates of Designation of preferred stock effective on July 1, 2010.) Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

Note 7. Common Stock

At September 30, 2010, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,777 shares were outstanding. The Company issued no common stock in the first nine months of 2010 and 2009.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year.

Note 8. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three months ended September 30, 2010 and 2009, the six months ended June 30, 2010 and the nine months ended September 30, 2009. During the quarter ended September 30, 2010, the Company had accrued dividends on the Series A Preferred Shares and paid dividends on the Series D Preferred Shares. There were no accrued dividends payable on the Series A or Series D Preferred Stock as of December 31, 2009.

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Series A Preferred Stock	$1,444,000	$1,444,000	$2,888,000	$4,363,000
Series D Preferred Stock	1,087,000	1,087,000	2,174,000	3,287,000

Total	$2,531,000	$2,531,000	$5,062,000	$7,650,000

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

From a stockholder’s perspective, the dividends the Company pays as a REIT are ordinary income not eligible for the dividends received deduction for corporate stockholders or for the favorable maximum 15% rate applicable to qualified dividends received by non-corporate taxpayers. If the Company were not a REIT, dividends paid generally would qualify for the dividends received deduction and the favorable tax rate applicable to non-corporate taxpayers.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s REIT taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the nine months ended September 30, 2010 or 2009.

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

The following table presents the carrying values and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009:

	Successor Company		Predecessor Company
	September 30, 2010		December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$32,715	$32,715	$31,115	$31,115
Mortgage loans, net	$423,220	$421,712	$264,531	$259,640

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Cash Equivalents: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is the unpaid principal balance, net of unaccreted purchase accounting discounts and discounts or premiums on loans purchased. Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key marketplace assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan.

Note 10. Concentration of Credit Risk

At September 30, 2010, approximately 76% of Mortgage Loans (by carrying value) were secured by real estate properties located in California. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans.

Note 11. Subsequent Events

The Company evaluated the effects of events that have occurred subsequent to the quarter ended September 30, 2010, and through the date of filing with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is presented on the combined basis of the Successor and Predecessor periods for the nine months ended September 30, 2010. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations for an entire period to be analyzed to the comparable periods.

This discussion summarizes the significant factors affecting the financial condition of the Company as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the 2009 Annual Report.

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

Forward-looking statements often include words such as “may,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “target,” “project,” “predict,” “intend,” “potential,” “continue,” or similar expressions. In addition, other statements may also be forward-looking statements. All forward-looking statements should be read carefully because they discuss future expectations, contain projections of future results of operation or financial condition or state other forward-looking information. There may be events in the future, however, that cannot be accurately predicted or controlled and that may cause actual results to differ materially from the expectations described in the forward-looking statements. The reader is cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, competitive pressure in the mortgage lending industry; changes in the interest rate environment that reduce margins; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for loan losses; changes in law or in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles counties and the New York area and in the home mortgage lending industry; and changes in the securities markets. Other risks, uncertainties and factors are discussed elsewhere in this report, in other Company filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, “Risk Factors,” in the 2009 Annual Report and in materials incorporated therein by reference.

History

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America. The Company continued to operate as a subsidiary of MLFSB until November 2, 2009 when we became a subsidiary of BANA. Bank of America applied purchase accounting in the acquisition of Merrill Lynch and the Company’s assets and liabilities were recorded at fair value on January 1, 2009. As a result, the allowance for loan losses was eliminated; and new fair values on loans were established as of the effective date of the acquisition. The resulting discounts on loans were accreted to interest income over the lives of the loans.

Acquisition of the First Republic Business

After the close of business on June 30, 2010, the current First Republic Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the First Republic division of BANA, including the stock of the Company. As a result, the Company’s assets and liabilities were recorded at fair value on July 1, 2010. The resulting discounts on loans are accreted to interest income over the lives of the loans.

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

The Company also considers purchase accounting to be a critical accounting policy. The Company’s assets and liabilities were remeasured as of the Bank of America acquisition date and as of July 1, 2010 as a result of the Transaction based on their estimated fair values in accordance with the acquisition method of accounting. Purchase accounting changed the basis of the Company’s assets and liabilities compared with periods prior to the change of control. (See Note 3, “Purchase Accounting Allocation,” of the Notes to Financial Statements.)

Results of Operations

Overview

Net income was $4,333,000 and $11,406,000 for the third quarter and first nine months of 2010, compared with $3,299,000 and $10,641,000 for the same periods in 2009. The increase in the third quarter of 2010, compared with the same period in 2009 was primarily due to an increase in interest income resulting from higher average loan balances, partially offset by lower yields. The ratio of earnings to fixed charges was 1.71x and 1.50x for the third quarter and first nine months of 2010, and 1.30x and 1.39x for the same periods in 2009. The increase in the third quarter of 2010 compared to the same period in 2009 is due to higher interest income resulting from higher average loan balances. Preferred stock dividend payments were 100% of fixed charges. The ratio of earnings to fixed charges has increased over time as the Company has redeemed or converted prior issues of preferred stock without a cash dividend to its parent or the repurchase of common stock held by its parent.

Total Interest Income

Total interest income increased in the third quarter and in the first nine months of 2010 compared with the same periods in 2009. The increase in both periods of 2010 compared with the same periods in 2009 is primarily due to higher average loan balances, partially offset by lower average short-term investments and lower yields on interest-earning assets. The following table presents the average balances and yields on the Company’s interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2010					2009
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield		Average Balance	Interest Income	Yield	Contractual Yield
Loans	$372,309	$4,375	4.69%	4.09	%(1)	$193,239	$3,026	6.30%	3.93	%(1)
Short-term investments	33,357	67	0.80	0.80		102,331	349	1.37	1.37

Total interest-earning assets	$405,666	$4,442	4.37%	3.82%		$295,570	$3,375	4.59%	3.07%

	Nine Months Ended September 30,
	2010					2009
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield		Average Balance	Interest Income	Yield	Contractual Yield
Loans	$295,149	$11,421	5.16%	4.06	%(1)	$202,967	$9,681	6.35%	4.51	%(1)
Short-term investments	39,292	266	0.91	0.91		92,151	1,183	1.71	1.71

Total interest-earning assets	$334,441	$11,687	4.66%	3.70%		$295,118	$10,864	4.90%	3.67%

(1)	Net of servicing fees retained by First Republic

Interest income on Mortgage Loans increased in the third quarter and first nine months of 2010, compared with the same periods in 2009, primarily due to higher average loan balances, partially offset by lower yields. Approximately $193.9 million of Mortgage Loans were purchased from First Republic in July 2010, and approximately $79.1 million of Mortgage Loans were purchased from First Republic in December 2009.

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $234,000 and $567,000 for the third quarter and first nine months of 2010 and $128,000 and $397,000 for the same periods in 2009. The increase in loan servicing fees was consistent with the increase in the average loan balances.

Interest income on Mortgage Loans includes discount accretion from the loan discounts established in purchase accounting and from loan discounts associated with purchased loans from First Republic, which partially offset the changes in the average net coupon rate on loans. The average yield on loans, including accretion of loan discounts, was 4.69% and 5.16% for the third quarter and first nine months of 2010, compared with 6.30% and 6.35% for the same periods in 2009. The average net coupon rate without loan discount accretion was 4.09% and 4.06% for the third quarter and first nine months of 2010, compared with 3.93% and 4.51% for the same periods in 2009. Net discount accretion was $466,000 and $2,160,000 for the third quarter and first nine months of 2010, compared with $1,038,000 and $2,440,000 for the same periods in 2009. The total net unaccreted purchase accounting discount was $5.8 million at September 30, 2010, compared with $8.7 million at December 31, 2009 and $9.9 million at September 30, 2009. The discount on loans purchased from First Republic was $5.3 million at September 30, 2010.

The weighted average net coupon rate on Mortgage Loans was 4.14% at September 30, 2010, 3.92% at December 31, 2009 and 3.99% at September 30, 2009. The increase in the average net coupon rate at September 30, 2010 compared to December 31, 2009 is primarily due to an increase in interest rates on adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”), partially offset by the decline in the average net coupon rate on intermediate fixed rate loans. Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income on short-term investments decreased in the third quarter and first nine months of 2010, compared with the same periods in 2009, due to lower average investment balances and lower yields. The average yields on short-term investments for the third quarter and first nine months of 2010 decreased to 0.80% and 0.91%, respectively, compared with 1.37% and 1.71% for the same periods in 2009. The average yield on short-term investments has declined over the first nine months of 2009 and the first nine months of 2010 due to lower market rates of interest.

Operating Expense

The Company incurs advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on the Company’s behalf. Advisory fees were $100,000 per annum for 2010 and 2009, or $25,000 per quarter.

General and administrative expenses were $84,000 and $206,000 for the third quarter and first nine months of 2010 and $51,000 and $148,000 for the same periods in 2009. These expenses consisted primarily of audit fees, directors’ fees, regulatory costs and other stockholder costs.

Financial Condition

Cash and Cash Equivalents

At September 30, 2010 and December 31, 2009, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at September 30, 2010 and December 31, 2009 consisted of both single family and multifamily mortgage loans acquired from First Republic. The Company anticipates that in the future it will continue to acquire all of its loans from First Republic and that substantially all such loans will be secured by single family homes.

The Company has purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent FICO scores and significant down payments. At September 30, 2010, approximately $351.1 million of loans, or 85% of the Company’s single family loan portfolio, allowed interest-only payments. These loans generally have an initial interest-only term of 10 years and had a weighted average remaining interest-only term of 7.5 years at September 30, 2010. These interest-only loans had an average loan-to-value (“LTV”) ratio at September 30, 2010 of approximately 57%, based on appraised value at the time of origination. None of the Company’s interest-only home loans had an LTV ratio at origination of more than 80%. At September 30, 2010, loans with the potential for negative amortization were $3.7 million, or 0.9% of the total loan portfolio, and there were no loans that had increases in principal balance since origination. There was no interest that had been added to the principal of such negative amortization loans at September 30, 2010.

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

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at September 30, 2010 by year of origination:

($ in thousands) Loan Type	Year Originated	Balance	% of Total Loans	Average FICO	Average LTV
Single family mortgage loans	2009	$261,094	61%	765	56%
	2005	11,768	3	760	69
	2004	32,851	8	773	58
	2003	33,483	8	765	55
	2002	24,786	6	767	56
	2001	7,123	1	754	52
	2000 and prior	32,661	8	736	44

Total		403,766	95	763	56

Multifamily mortgage loans	2004	4,205	1		50
	2003	9,670	2		49
	2002	3,748	1		61
	2001	—	—		—
	2000 and prior	1,831	1		51

Total		19,454	5		51

Total mortgage loans		$423,220	100%		55%

As shown in the table above, 61% of the Mortgage Loans at September 30, 2010 were originated in 2009. The FICO score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount. The weighted average LTV ratio on total Mortgage Loans was approximately 55%, based upon the appraised values of the properties at the time the loans were originated.

Significant Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry or geographic region. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The Company’s Mortgage Loans are concentrated in California, and adverse conditions there could adversely affect the Company’s operations. The following table presents an analysis of Mortgage Loans (by carrying value) at September 30, 2010 by major geographic location:

($ in thousands)	San Francisco Bay Area	New York/ New England Area	Los Angeles Area	San Diego Area	Other California Areas	Other	Total
							Amount	%
Single family	$234,492	$79,229	$51,691	$12,113	$2,958	$23,283	$403,766	95%
Multifamily	14,738	834	1,494	605	1,783	—	19,454	5%

Total	$249,230	$80,063	$53,185	$12,718	$4,741	$23,283	$423,220	100%

Percent by location	59%	19%	13%	3%	1%	5%	100%

At September 30, 2010, approximately 76% of Mortgage Loans were secured by properties located in California.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Company services fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, the Company has historically maintained an average interest-earning asset balance of approximately two times the liquidation preference of its outstanding preferred stock. The Company’s earnings to fixed charges ratio was 1.71x for the third quarter of 2010, compared with 1.30x for the third quarter of 2009 and 1.36x for the year 2009.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 22 basis points to 4.37% for the third quarter of 2010, compared with 4.59% for the third quarter of 2009. The decrease in yield was primarily due to declining market rates of interest. The yield on loans decreased 161 basis points in the third quarter of 2010 compared to the same period in 2009 primarily due to a reduction in the accretion of loan discounts. The average net contractual yield increased 16 basis points in the third quarter of 2010, compared with the same period in 2009. The loan portfolio mix by interest rate type at September 30, 2010 was less adjustable compared with September 30, 2009 due to loans purchased in December 2009 and July 2010. ARM loans were 33% of Mortgage Loans at September 30, 2010 and 81% at September 30, 2009. The weighted average coupon rate for ARMs at September 30, 2010 remained relatively consistent compared with a year ago, compared with a 127 basis point decrease in the weighted average coupon rate for intermediate fixed rate loans and an 8 basis point increase for fixed rate loans. The weighted average remaining contractual maturity of Mortgage Loans was 25.5 years at September 30, 2010 and 20.7 years at September 30, 2009.

For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 3.59% at September 30, 2010 compared to 3.60% at September 30, 2009.

For intermediate fixed and fixed rate loans, the balance at September 30, 2010 was $285.2 million, or 67% of total Mortgage Loans, compared with $36.9 million at September 30, 2009, or 19% of total Mortgage Loans. The weighted average net coupon rate for intermediate fixed rate loans was 4.30% at September 30, 2010, down 127 basis points from 5.57% at September 30, 2009. The decline in the intermediate fixed rate yield was due to the purchase of approximately $79.1 million of loans in December 2009 and $193.9 million of loans in July 2010 that had an average net coupon rate of 4.38% and 4.21%, respectively, which was lower than the average net coupon rate of the existing portfolio. The weighted average net coupon rate for fixed rate loans was 5.77% at September 30, 2010, up slightly from 5.69% at September 30, 2009.

The following table presents an analysis of Mortgage Loans at September 30, 2010 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$112,845	3.78%	1	27%
CMT	14,568	2.65	5	3
Prime	821	6.88	11	—
LIBOR	9,763	2.54	1	3

Total ARMs	137,997	3.59	2	33

Intermediate fixed:
12 months to 36 months	2,430	5.29	29	1
37 months to 60 months	263,025	4.29	48	62
Greater than 60 months	275	6.25	87	—

Total intermediate fixed	265,730	4.30	48	63

Total adjustable rate loans	403,727	4.06	32	96
Fixed rate loans	19,493	5.77		4

Total loans	$423,220	4.14%		100%

(1)	Weighted average
(2)	Net of servicing fees retained by First Republic

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of September 30, 2010:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and investments	$32,715	$—	$—	$—	$—	$—	$32,715
Loans, net	158,899	25,368	70,933	164,452	3,568	—	423,220
Other assets	—	—	—	—	—	1,532	1,532

Total assets	$191,614	$25,368	$70,933	$164,452	$3,568	$1,532	$457,467

Other liabilities	$—	$—	$—	$—	$—	$1,502	$1,502
Stockholders’ equity	—	—	—	—	—	455,965	455,965

Total liabilities and equity	$—	$—	$—	$—	$—	$457,467	$457,467

Repricing gap — positive (negative)	$191,614	$25,368	$70,933	$164,452	$3,568	$(455,935)

Cumulative repricing gap:
Dollar amount	$191,614	$216,982	$287,915	$452,367	$455,935

Percent of total assets	41.9%	47.4%	62.9%	98.9%	99.7%

The Company has not engaged in business activities related to foreign currency transactions or commodity-based instruments and has not made any investments in equity securities subject to price fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2010, were effective for providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on July 2, 2010).

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.2 on Form 8-K filed on July 2, 2010).

3.3	Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: November 12, 2010	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date: November 12, 2010	By:	/s/ MICHAEL J. ROFFLER
Michael J. Roffler
Vice President,
Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on July 2, 2010).

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.2 on Form 8-K filed on July 2, 2010).

3.3	Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

12	Statement of computation of ratios of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.