Form 10-K
period 2010-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2011-03-30
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2010 was $0.

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of February 28, 2011 was 30,538,277.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

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

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors.” Forward-looking statements involving such risks and uncertainties include, but are not limited to, statements regarding:

•	Projections of loans, assets, liabilities, revenues, expenses, net income, liquidity, dividends, capital structure or other financial items;

•	The possibility of earthquakes and other natural disasters affecting the markets in which we operate;

•	Interest rates and credit risk;

•	Descriptions of plans or objectives of management for future operations, products or services;

•	First Republic Bank’s ability to maintain and follow high underwriting standards;

•

Forecasts of future economic conditions generally and in our market areas in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	Geographic concentration of our loan portfolio;

•	Future provisions for loan losses, increases in nonperforming assets and our allowance for loan losses;

•	The regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	Proposed legislative and regulatory action affecting us and the financial services industry;

•	Descriptions of assumptions underlying or relating to any of the foregoing.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1.	BUSINESS.

General

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999 for the purpose of raising capital. First Republic owned 100% of our outstanding shares of common stock until September 21, 2007, when Merrill Lynch & Co. acquired all of the outstanding shares of First Republic’s common stock and we became a wholly owned subsidiary of MLFSB, a federal stock savings bank, which was itself a wholly owned subsidiary of Merrill Lynch & Co. The acquisition of First Republic was accounted for under the acquisition method of accounting. Our assets and liabilities were remeasured as of September 21, 2007 (the “Merrill Lynch & Co. acquisition date”) based on their estimated fair values.

On January 1, 2009, Merrill Lynch & Co. was acquired by Bank of America Corporation (“Bank of America”), with Merrill Lynch & Co. continuing as a wholly owned subsidiary of Bank of America. As a result, all of the direct and indirect subsidiaries of Merrill Lynch & Co., including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”).

Following the Bank of America Acquisition, our assets and liabilities were remeasured as of January 1, 2009 (the “Bank of America Acquisition Date”) based on their estimated fair values in accordance with the acquisition method of accounting. Purchase accounting changed the basis of our assets and liabilities compared with periods prior to the change of control. See “Critical Accounting Policies” included in Item 7 of this report. As a result of the Bank of America Acquisition, we changed our fiscal year end from the last Friday in December to the last calendar day of the year; our activities after our 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in 2009, resulting in approximately $156,000 of additional net income.

On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into BANA, with BANA continuing as the surviving entity (the “Restructuring”). As a result of the Restructuring, BANA replaced MLFSB as the direct parent and holder of 100% of our common stock. This transaction did not alter the carrying value of our assets or liabilities.

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

The Transaction closed on July 1, 2010. On July 1, 2010, First Republic replaced BANA as the direct parent and holder of 100% of our common stock. First Republic acquired our common stock from BANA at net book value. As of July 1, 2010, First Republic has authorized classes of preferred stock in connection with the exchange feature of the 10.5% Perpetual, Exchangeable, Noncumulative Series A Preferred Stock (“Series A Preferred Stock”) and 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Stock”). In connection with the Transaction, our Board of Directors approved and adopted amendments to the Certificates of Designations of the preferred stock, which were effective immediately following the closing of the Transaction. The amendments updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes. As a result of the Transaction, during the third quarter of 2010, we recorded purchase accounting adjustments to record mortgage loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. The purchase accounting adjustments did not impact cash flows.

At December 31, 2010, all of our 30,538,277 issued and outstanding shares of common stock, par value $0.01 per share, were owned by First Republic Bank. Earnings per share data is not presented, as our common stock is not publicly traded.

Our principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively referred to herein as the “Mortgage Assets”). The Mortgage Assets presently held by us are loans secured by single family and multifamily real estate properties (“Mortgage Loans”) that were acquired from First Republic. We expect that all, or substantially all, of our Mortgage Assets will continue to be Mortgage Loans acquired from First Republic. We have elected to be taxed as a REIT and intend to make distributions to our stockholders such that we are relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.

General Description of Mortgage Assets

Mortgage Assets. As of December 31, 2010 and 2009, our Mortgage Assets consisted of Mortgage Loans originated by First Republic and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate unpaid principal balance of those loans was $401.2 million and $273.2 million as of December 31, 2010 and 2009, respectively.

Single Family Mortgage Loans. First Republic originates and may acquire from time to time both conforming and nonconforming single family mortgage loans. Conventional conforming single family mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or Fannie Mae. Substantially all of the single family mortgage loans that we have acquired from First Republic are nonconforming loans because the original loan principal balances exceeded the limits for Freddie Mac or Fannie Mae programs at origination. We believe that all of our single family mortgage loans meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

Each single family mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single family (one-to-four unit) residential properties, including shares allocated to a dwelling unit in a residential cooperative housing corporation. Real estate properties underlying single family mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. We currently expect that most of the single family mortgage loans acquired will be adjustable rate or intermediate fixed rate mortgage loans; however, we may also purchase longer-term fixed rate single family mortgage loans.

Multifamily Mortgage Loans. Our multifamily mortgage loans are predominately for established buildings in the urban neighborhoods of San Francisco. The buildings used as collateral for our multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties generally are close to employment opportunities and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. Our current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of our total Mortgage Assets immediately following such acquisition.

Commercial Mortgage Loans. Although we currently do not own any commercial mortgage loans, we may acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Our current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans and multifamily mortgage loans together would constitute more than 15% of Mortgage Assets immediately following such acquisition. For a variety of reasons, commercial mortgage loans can have more credit risk than single family mortgage loans.

Management Policies and Programs

As discussed elsewhere in this report, First Republic administers our Mortgage Assets. In doing so, First Republic has a high degree of autonomy. Our Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors without a vote of our shareholders.

Asset Acquisition Policies. We currently anticipate purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although we may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, we expect to acquire all or substantially all of these Mortgage Assets from First Republic. As a majority owned subsidiary of First Republic, we acquire loans from First Republic at prices equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. We intend to acquire only performing loans from First Republic. However, neither we nor First Republic currently have specific policies with respect to our acquisition from First Republic of particular loans or pools of loans, other than our requirement that these assets must be eligible to be held by a REIT. We may periodically acquire Mortgage Assets from unrelated third parties. To date, we have not entered into any agreements, arrangements or adopted any procedures to purchase Mortgage Assets from unrelated third parties. However, First Republic has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by us. We anticipate purchasing Mortgage Assets from unrelated third parties only if First Republic does not have amounts or types of Mortgage Assets sufficient to meet our requirements.

In addition, we are permitted under the REIT guidelines to invest up to 25% of the total value of our assets in assets eligible to be held by REITs other than those described above. These assets could include shares or interests in other REITs and partnership interests. Since inception, we have not acquired any such assets. However, in order to preserve our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), at least 75% of our total assets must consist of mortgage loans and other qualified assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code. The other qualifying assets include cash, cash equivalents and securities, including shares or interests in other REITs, although we currently do not intend to invest in shares or interests in other REITs.

Capital and Leverage Policies. If our Board of Directors decides that additional funding is required, we may seek to raise funds through equity offerings or debt financings. We may also seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring a REIT to distribute not less than 90% of its taxable income (which excludes accretion of loan discounts and is calculated after the deduction for dividends paid on preferred stock) and taking into account taxes that would be imposed on undistributed taxable income.

We have no debt outstanding and currently do not intend to incur any indebtedness. Our articles of incorporation, however, do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we may incur. Notwithstanding the foregoing, the terms of our preferred stock provide that we may not incur indebtedness in excess of 25% of total stockholders’ equity without the approval of a majority of our independent directors. Any debt incurred may include intercompany advances made by First Republic to us.

We may also issue additional preferred stock. We are prohibited, however, from issuing preferred stock ranking senior to our Series A Preferred Stock or Series D Preferred Stock without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred stock and without the approval of a majority of our independent directors. First Republic has advised us that, at the date of this report, it owns approximately $25.4 million of our Series A Preferred Stock. Because our articles of incorporation do not prohibit or otherwise restrict First Republic or its affiliates from holding or voting our preferred stock, First Republic may be in a position to significantly affect the outcome of any future vote by the holders of our preferred stock.

Credit Risk Management Policies. We intend that each mortgage loan acquired from First Republic or any other party will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. We also intend that all Mortgage Assets held will be serviced pursuant to a loan purchase and servicing agreement with First Republic, which requires servicing in conformity with accepted secondary market standards, with any servicing guidelines promulgated by us and, in the case of the single family mortgage loans, with Freddie Mac and Fannie Mae guidelines and procedures.

Conflict of Interest Policies. Because of the nature of our relationship with First Republic, conflicts of interest may arise with respect to certain transactions, including, without limitation, the acquisition of Mortgage Assets from First Republic and the modification of the advisory agreement or the loan purchase and servicing agreement. It is our policy, and the policy of First Republic, to keep the terms of any financial dealings with First Republic consistent with those available from unrelated third parties in the mortgage lending industry. In addition, neither the advisory agreement nor the loan purchase and servicing agreement, each discussed elsewhere in this report, may be modified or terminated without the approval of a majority of our independent directors.

Conflicts of interest between First Republic and us may arise in connection with making decisions that bear upon the credit arrangements that First Republic may have with a borrower. Conflicts of interest may arise in connection with actions taken by First Republic as our controlling shareholder. It is our intention and the intention of First Republic that any agreements and transactions between us, on the one hand, and First Republic, on the other hand, including without limitation the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that First Republic must perform foreclosures and dispositions of Mortgage Loans with a view toward maximizing the recovery by us, and that it must service the Mortgage Loans with a view toward our interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to us as would have been obtained from unaffiliated third parties.

There are no provisions in our articles of incorporation limiting any of our officers, directors, security holders or affiliates from having any direct or indirect interest in any Mortgage Assets to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring, holding or managing such Mortgage Assets. As described elsewhere in this report, we expect that First Republic will have direct interests in transactions with us, including without limitation, the transfer of Mortgage Assets to us. We do not currently anticipate, however, that any of our officers or directors will have any interests in such Mortgage Assets.

Insurance Policies. First Republic follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses in respect of the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. We believe that the properties underlying Mortgage Loans held are adequately insured against fire and casualty losses.

Other Policies. We do not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to Mortgage Assets. We do not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although we are permitted under REIT guidelines to invest up to 25% of our portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, we do not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, our officers, directors or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” These interests are referred to as “Qualifying Interests.” Under current interpretations by the staff of the Securities and Exchange Commission (“SEC”), in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that we may acquire therefore may be limited by the provisions of the Investment Company Act. We have established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets.

We may, under certain circumstances, purchase our preferred stock in the open market or otherwise. Any action of this type would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT and only upon approval by our Board of Directors.

We currently intend to make investments and to operate our business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, tax or other considerations, however, may cause our Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in our best interests and in the best interest of our shareholders to revoke our REIT status. We do not currently intend to revoke our status as a REIT.

We currently do not intend to borrow money or issue securities senior to the preferred stock or otherwise to incur any indebtedness in connection with our operations. However, we reserve the right to do so at any time, although under our articles of incorporation, indebtedness in excess of 25% of total stockholders’ equity may not be incurred without the approval of a majority of the independent directors.

The investment and operating policies described above may be revised from time to time at the discretion of our Board of Directors without a vote of our shareholders.

Regulation

We are a majority-owned subsidiary of First Republic. First Republic is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (the “DFI”).

If First Republic were to become “undercapitalized” under “prompt corrective action” initiatives, the FDIC has the authority to require, among other things, that First Republic or us alter, reduce or terminate any activity that they determine poses an excessive risk to First Republic. We do not believe that our activities currently pose, or in the future will pose, such a risk to First Republic; however, there can be no assurance in that regard. For more information about actions that the FDIC and the DFI could take, see “Item 1A. Risk Factors—Bank regulators may limit our ability to implement our business plan and may restrict the ability to pay dividends.”

Moreover, our Series A Preferred Stock and our Series D Preferred Stock are automatically exchangeable for Noncumulative Series M Preferred Stock and Noncumulative Perpetual Series N Preferred Stock, respectively, of First Republic, upon the occurrence of one of the following events: (i) First Republic becomes “undercapitalized” under regulations established pursuant to the Federal Deposit Insurance Act, as amended, (ii) the FDIC or the DFI directs in writing that an exchange occur because it anticipates that First Republic may in the near term become undercapitalized or (iii) First Republic is placed into bankruptcy, reorganization, conservatorship or receivership. In an exchange, holders of our Series A Preferred Stock and our Series D Preferred Stock would receive non-cumulative, perpetual, non-voting preferred stock of First Republic ranking equally upon issuance with the most senior preferred stock of First Republic then outstanding. If such an exchange occurs, holders of our preferred stock would own an investment in First Republic and not in us at a time when First Republic’s financial condition is deteriorating or First Republic may have been placed into conservatorship or receivership.

We maintain a separate corporate existence from First Republic. If First Republic were placed into receivership or conservatorship by the FDIC, the FDIC would control First Republic. There can be no assurance that these regulators would not cause First Republic, as sole holder of our common stock, to take action adverse to the interest of holders of our preferred shares.

Description of Loan Portfolio

General. Except for certain home loans purchased by First Republic in 1998, the Mortgage Loans held by us were originated by First Republic in the ordinary course of its real estate lending activities. The Mortgage Loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, we began acquiring multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 31, 2010, Mortgage Loans (by carrying value) totaled $390.8 million, of which $372.9 million were secured by single family real estate properties and $17.9 million were secured by multifamily real estate properties. At December 31, 2009, Mortgage Loans (by carrying value) totaled $264.5 million, of which $243.8 million were secured by single family real estate properties and $20.7 million were secured by multifamily properties.

At December 31, 2010, the Mortgage Loans had interest rates generally ranging from 2.95% to 7.56% per annum and a weighted average coupon rate of 4.05% per annum. The Mortgage Loans were originated between August 1986 and December 2009, and the average original term to stated maturity was approximately 29 years. The weighted average number of years from origination of the loans through December 31, 2010 was approximately 4 years, and the weighted average remaining term was approximately 25 years. At December 31, 2009, the Mortgage Loans had rates generally ranging from 2.94% to 8.38%, a weighted average coupon rate of 3.92% per annum, a weighted average number of years from origination of 6 years and a weighted average remaining term of approximately 23 years.

The weighted average loan-to-value (“LTV”) ratio for Mortgage Loans was approximately 54% and 53% at December 31, 2010 and 2009, respectively, based on the appraised value at the time of origination and the contractual balance outstanding at year-end.

Interest Rate Types. Mortgage Loans consist of adjustable and fixed interest rate types, which are described in more detail below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, One-Year Treasury (“CMT”) ARM, Prime ARM and London Interbank Offered Rate (“LIBOR”) ARM; intermediate fixed rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.

The interest rate on an ARM typically is tied to either the COFI, CMT, Prime or LIBOR index and is adjustable periodically. A majority of Mortgage Loans have adjustable interest rate types. At December 31, 2010, 33% (by carrying value) of Mortgage Loans were ARMs that bear interest at rates that adjust within one year, and 63% were intermediate fixed rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.

The interest rate on an ARM generally includes a “gross margin,” which is a fixed percentage that is added to the loan’s index in order to calculate the interest rate to be paid by the borrower (without taking into account any interest rate caps or minimum interest rates). “Gross margin” is not applicable to longer-term fixed rate mortgage loans.

The interest rate on each type of ARM loan product adjusts periodically, subject to lifetime interest rate caps and minimum interest rates, each as specified in the mortgage note relating to the ARM. Each ARM loan bears interest at its initial interest rate until its first rate adjustment date. Effective with each rate adjustment date, the monthly principal and interest payment on substantially all of the ARM loans will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such mortgage loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate.

For intermediate fixed rate loans (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a monthly or One-Year ARM. At December 31, 2010, these mortgage loans comprised 63% of Mortgage Loans, compared with 32% at December 31, 2009.

We do not currently purchase loans containing provisions for the negative amortization of principal; however, a limited amount of such loans exist in our loan portfolio. At December 31, 2010, loans with the potential for negative amortization based on contractual balances were only $3.5 million, or 0.9% of the total loan portfolio, compared to $5.0 million, or 2% of the total loan portfolio at December 31, 2009. None of our loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at December 31, 2010 or 2009.

In addition, we have purchased from First Republic loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. As of December 31, 2010, approximately $326.3 million of loans, or 85% of our single family loan portfolio, allowed interest-only payments for an initial term ranging generally between five and ten years. At December 31, 2010, these interest-only loans had an average LTV ratio of approximately 55%, based on appraised values at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.

Underwriting Standards. First Republic has represented to us that all of the Mortgage Loans in the portfolio were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by First Republic during the period in which the Mortgage Loans were originated or purchased by First Republic, as applicable.

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

Geographic Distribution; Loan Size. At December 31, 2010, approximately 76% of Mortgage Loans, based on carrying value, were secured by properties located in California. Consequently, our loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on Mortgage Loans. First Republic has historically emphasized and specialized in the origination of loans that are nonconforming as to size.

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

Our Relationship with First Republic

Amended and Restated Master Loan Purchase and Servicing Agreement. We acquire Mortgage Loans from First Republic and First Republic services the Mortgage Loans pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “loan purchase and servicing agreement”). First Republic, as servicer, retains a service fee equal to 0.25% per annum calculated monthly based on the gross average outstanding principal balances of loans in the loan portfolio.

The loan purchase and servicing agreement requires First Republic to service the Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by us and, in the case of single family mortgage loans, with Fannie Mae and Freddie Mac guidelines and procedures. The loan purchase and servicing agreement requires First Republic to service the Mortgage Loans with a view toward our interests. First Republic collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the Mortgage Loans it services. First Republic also provides accounting and reporting services required by us for the Mortgage Loans. The loan purchase and servicing agreement requires First Republic to follow collection procedures customary in the industry, including contacting delinquent borrowers and supervising both foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by us. First Republic may from time to time transfer, assign and sell all of its servicing obligations under the loan purchase and servicing agreement, subject to our reasonable consent.

First Republic is required to pay all expenses related to the performance of its duties under the loan purchase and servicing agreement. First Republic is required to make advances of the taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If First Republic makes advances, First Republic generally is reimbursed prior to our receipt of the proceeds of the mortgage loan. First Republic also is entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. First Republic is responsible to us for any loss suffered as a result of First Republic’s failure to make and pursue timely claims or as a result of actions taken or omissions made by First Republic that cause the policies to be canceled by the insurer. First Republic may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise, hold mortgage proceeds for our benefit and acquire title to mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the loan purchase and servicing agreement. However, First Republic does not have the authority to enter into contracts in our name.

We may terminate the loan purchase and servicing agreement upon the occurrence of one or more events specified in the agreement. These events relate generally to First Republic’s proper and timely performance of its duties and obligations under the loan purchase and servicing agreement. We may not terminate the loan purchase and servicing agreement without the approval of a majority of our independent directors.

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

Amended and Restated Advisory Agreement. We have an Amended and Restated Advisory Agreement (the “advisory agreement”) with First Republic pursuant to which First Republic administers our day-to-day operations. As advisor, First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets; (ii) advising us with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; and (iii) monitoring our compliance with the requirements necessary to qualify as a REIT for federal income tax purposes. First Republic may from time to time subcontract all or a portion of its obligations under the advisory agreement to one or more of its affiliates involved in the business of mortgage finance and the administration of Mortgage Assets. First Republic may, with the approval of a majority of our Board of Directors as well as a majority of our independent directors, subcontract all or a portion of its obligations under the advisory agreement to unrelated third parties. First Republic, in connection with the subcontracting of any of its obligations under the advisory agreement, may not be discharged or relieved in any respect from its obligations under the advisory agreement.

First Republic has substantial experience in the mortgage lending industry, both in the origination and in the servicing of Mortgage Loans. At December 31, 2010, First Republic owned approximately $12.9 billion of single family mortgage loans (including home equity lines of credit), $1.9 billion of multifamily mortgage loans and $2.3 billion of other loans secured by real estate (based on unpaid principal balance). In its single family mortgage loan business, First Republic has historically originated loans and then sold or securitized a portion of such loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2010, in addition to loans serviced for its own portfolio, First Republic serviced mortgage loans having an aggregate principal balance of approximately $3.8 billion.

The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless we terminate the advisory agreement, which we may do at any time upon 90 days’ prior written notice to First Republic. First Republic cannot refuse our request to renew the advisory agreement. As long as any of our preferred stock remains outstanding, any decision by us either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of our Board of Directors, as well as by a majority of our independent directors. During 2010, First Republic received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2011, the Company and First Republic have maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of our Board of Directors, including a majority of our independent directors.

As a result of our relationship with First Republic, certain conflicts of interest may arise with respect to transactions, including future acquisitions of Mortgage Assets from First Republic, servicing Mortgage Loans, future dispositions of Mortgage Assets to First Republic, and the renewal, termination or modification of the advisory agreement or the loan purchase and servicing agreement.

Employees

We currently have no employees. We do not anticipate that we will require any employees because we have retained First Republic to perform certain functions pursuant to the loan purchase and servicing agreement and the advisory agreement. However, we have five executive officers who are described in Item 10 of this report. Each of our executive officers is a current or former employee of First Republic. We maintain corporate records and audited financial statements that are separate from those of First Republic. Currently, none of our officers or directors have any direct or indirect pecuniary interest in any Mortgage Asset owned by us, and we do not expect any of our officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which we have an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in our articles of incorporation prohibiting such persons from having direct or indirect interests in Mortgage Loans. See “Item 1. Business—Management Policies and Programs—Conflict of Interest Policies.”

Competition

We do not engage in the business of originating mortgage loans. While we intend to acquire additional Mortgage Assets, we anticipate that these additional Mortgage Assets will be acquired from First Republic. Accordingly, we do not compete or expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring Mortgage Assets. First Republic, from which we expect to continue to purchase most or all of our Mortgage Assets in the future, will face competition from these organizations.

Qualification as a REIT

We elected to be taxed as a REIT commencing with our initial taxable year ended December 31, 1999 and intend to comply with the provisions of the Internal Revenue Code with respect thereto. We qualify as a REIT if 90% of our taxable income is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2010, 2009 and 2008, all Internal Revenue Code requirements for a REIT were met.

First Republic is the holder of 100% of our outstanding common stock. Prior to First Republic, BANA and, prior to BANA, MLFSB were the holders of such shares. Accordingly, we are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. Since 2004, the dividend on the common stock owned by First Republic, BANA and MLFSB was treated as a consent dividend under Section 565 of the Internal Revenue Code. For each year prior to 2004, we paid 100% of our net earnings as cash dividends to the holders of our common stock.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible, free of charge, on the SEC’s website, www.sec.gov, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC.

Item 1A.	RISK FACTORS.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans is highly dependent on the business environment in the markets in which we operate and in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, and adverse asset values. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, state or local government insolvency, or a combination of these or other factors.

Although the economic conditions in the markets in which we operate and the United States as a whole recently may be showing signs of recovery, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future. Any unfavorable change in the general business environment in which we operate or in the United States as a whole could adversely affect our business, results of operations or financial condition.

Our loan portfolio is concentrated geographically in California, particularly San Francisco, and the Northeastern United States, and poor economic conditions in these areas could adversely affect our operations.

A significant portion of our residential and multifamily mortgage loan portfolios are comprised of borrowers located primarily in Northern and Southern California, and the New York/New England area. Local economic conditions in these areas can have a significant impact on our loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Our loan portfolio is concentrated in California in general and the San Francisco Bay Area in particular. As of December 31, 2010, approximately 76% of our loans (by carrying value) were secured by real estate located in California and approximately 59% of our loans (by carrying value) were secured by real estate in and around the San Francisco Bay Area. Over the past three years, the national real estate market experienced a significant decline in value, and the value of California real estate in particular declined significantly more than real estate values in the United States as a whole. This decline has had an adverse impact on some of our Mortgage Loan borrowers and on the value of the collateral securing many of our loans. This decline may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions may negatively affect our business, results of operations or financial condition.

The markets in which we operate are subject to the risk of earthquakes and other natural disasters.

Approximately 76% of our Mortgage Loans (by carrying value) as of December 31, 2010 were secured by real estate collateral located in California. California has had and will continue to have major earthquakes in many areas, including the San Francisco Bay Area, where a significant portion of the collateral and assets of our borrowers are concentrated, and the Southern California coastal regions. California is also prone to brush and forest fires and other natural disasters. A number of these properties are uninsured from such occurrences. Borrowers are not required to and may not insure for these hazards other than fire damage. In addition to disruption of our operations, if there is a major earthquake, flood, fire or other natural disaster, we will face the risk that many of our borrowers may experience uninsured property losses or sustained job interruption or loss that may materially impair their ability to meet the terms of their loan obligations. If an earthquake or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. A major earthquake, flood, fire or other natural disaster in our California markets could materially adversely affect our business, results of operations or financial condition.

Our results will be affected by factors beyond our control.

The value of our Mortgage Loans and the amount of cash flow generated by our portfolio will be affected by a number of factors beyond our control. These factors may include the following:

•

the condition of the national economy and the local economies of the regions in which our mortgage borrowers live, including the recent economic downturn and the financial and credit crisis, particularly insofar as they affect interest rates and real estate values;

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

An adverse change in any of these factors could adversely affect our business, results of operations or financial condition.

The Mortgage Loans are concentrated in single family residential mortgage loans, including adjustable rate, interest-only and jumbo mortgages, and borrowers may be more likely to default if mortgage credit is not readily available.

Approximately 95% of the Mortgage Loans are secured by single family residences. Disruptions in capital markets and the deterioration in housing markets and general economic conditions caused residential real estate lenders to tighten underwriting standards and adjust loan pricing. These actions have reduced the availability of mortgage credit to borrowers and may have contributed to the significant increase in the number of homeowners who became delinquent on their home loans. This reduction in available mortgage credit may continue if capital markets, housing markets and general economic conditions remain weak. In addition, the United States Congress may soon consider reforms to the federal government’s involvement in the housing market. Reforms could include reducing the scale of Fannie Mae’s and Freddie Mac’s secondary purchases of residential mortgage loans or winding down these entities entirely and cutting back or eliminating the Federal Home Loan Bank system. Such reforms could raise interest rates for residential mortgage loans and reduce available mortgage credit. Any reductions in available mortgage credit could impair the ability of borrowers to repay their loans if they are not able to restructure or refinance their loans when needed. In particular, as of December 31, 2010, approximately 96% of the Mortgage Loans are currently adjustable rate mortgage loans, and 63% of the Mortgage Loans are hybrid adjustable rate loans that will adjust within one to five years in the future. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. The inability of borrowers to refinance their loans, particularly while experiencing increases in the monthly payment on their loan amounts, increases the risk that borrowers will become delinquent and ultimately default on their loans and could, consequently, adversely affect our business, results of operations or financial condition.

Properties securing our real estate loans are concentrated in the United States’ largest metropolitan areas, which could be the target of terrorist attacks.

91% of the properties securing our real estate loans (by carrying value) are located in the San Francisco Bay Area, and the New York, Los Angeles and Boston metropolitan areas, which are the sixth, first, second and fifth largest metropolitan areas in the United States, respectively. These areas have been and may continue to be the target of terrorist attacks. A successful, major terrorist attack in one of these areas could severely disrupt our operations and cause losses to loans secured by properties in these areas. Such an attack would therefore adversely affect our business, results of operations or financial condition.

We may encounter delays and obstacles in liquidating defaulted mortgage loans.

Even assuming that the mortgaged properties underlying our Mortgage Loans provide adequate security for the Mortgage Loans, we could encounter substantial delays in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds. Until we receive the proceeds, we will be unable to acquire new mortgage loans or other mortgage assets that produce income that can be used to pay dividends to the holders of our preferred stock.

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

Certain of our Mortgage Loans are secured by interests in cooperative associations and their related residences. Most cooperative associations have highly restrictive rules regarding eligibility to purchase shares in the cooperative association and occupy the related residences. These restrictions may have an adverse effect on the time necessary to liquidate our interest in such cooperative associations and realize the proceeds from the sale of such cooperative residences.

Delays in liquidating defaulted Mortgage Loans could adversely affect our business, results of operations or financial condition.

We may not be able to continue to purchase loans at the same volumes or with the same yields as we have historically purchased.

Although not required to do so, to date we have purchased all of the loans in our portfolio from First Republic. Almost all of these loans were originated by First Republic. The quantity and quality of future loan originations by First Republic will depend on conditions in the markets in which First Republic operates, particularly real estate values and interest rates. Consequently, we cannot provide assurance that First Republic will be able to originate loans at the same volumes or with the same yields as it has historically originated. If the volume of loans originated by First Republic declines or the yields on those loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk.

An increase in interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which may materially and adversely affect our business, results of operations or financial condition.

Prolonged lower interest rates may adversely affect our net income and ability to pay dividends.

Our income consists primarily of interest earned on Mortgage Loans and short-term investments. A significant portion of Mortgage Loans bear interest at adjustable rates. Prolonged lower interest rates, particularly medium and longer-term rates, may have an adverse impact on the composition of our earning assets and income available to stockholders. Among other things; a period of prolonged lower rates may cause prepayments to increase as our Mortgage Loan borrowers seek to refinance existing home loans. Such an increase in prepayments would likely result in a decrease in the weighted average yield of our earning assets, and may cause difficulties in purchasing additional mortgage assets bearing rates sufficient to support the payment of dividends on preferred stock. Although we are permitted to do so, we do not currently hedge our interest rate exposure and do not expect to do so. Because the dividend rates on the preferred stock are fixed, a significant and sustained decline in interest rates could materially adversely affect our ability to pay dividends on preferred stock.

We could be held responsible for environmental liabilities of properties we acquire through foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean up on an acquired property, that the cost of removal and clean up would not exceed the value of the property or that we could recoup any of the costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental remediation. As a result, our business, results of operations or financial condition may be adversely affected.

We may acquire different kinds of mortgage loans in the future, which could be riskier than the loans we currently hold.

Through the first quarter of 2003, our Mortgage Loans consisted entirely of single family mortgages. Beginning in the second quarter of 2003, we also began acquiring multifamily real estate secured mortgages from First Republic, which can be riskier investments than single family mortgage loans. We may acquire more multifamily mortgages. Additionally, although there are no current plans to do so, we may acquire other types of mortgages that may have shorter maturities and may not be fully amortizing, meaning that they may have significant principal balances or “balloon” payments due on maturity. The properties that secure commercial mortgage loans, particularly industrial and warehouse properties, are generally subject to greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of property owners against tenants in default under the terms of leases with respect to multifamily residential or commercial properties. For example, tenants may seek the protection of bankruptcy laws, which could result in lease terminations. If the borrowers of these other types of mortgages become delinquent or default, our business, results of operations or financial condition may be adversely affected.

We expect to acquire all mortgage loans from First Republic, and the composition of the loan portfolio will be affected by changes in First Republic’s credit policies.

We have acquired Mortgage Loans from First Republic and, although we are not required to do so, we expect to continue to acquire all mortgage loans from First Republic in the future. If First Republic were to relax its credit policies, for example, by lowering the credit quality standards it applies, or increasing the loan-to-value ratios it accepts, the mortgages subsequently purchased would be riskier investments. If these riskier mortgages result in greater losses in our Mortgage Loan portfolio, our business, results of operations or financial condition may be adversely affected.

We are dependent upon First Republic as advisor and servicer.

First Republic is involved in virtually every aspect of our business. We have no employees because we have retained First Republic to perform all necessary functions pursuant to the advisory agreement and the loan purchase and servicing agreement. Accordingly, we are dependent upon First Republic for the selection, structuring and monitoring of Mortgage Assets as well as on the officers and employees of First Republic, as advisor. In addition, we are dependent upon the expertise of First Republic, as servicer, for the servicing of the Mortgage Loans. Neither the advisory agreement nor the loan purchase and servicing agreement resulted from arm’s-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory agreement and the loan purchase and servicing agreement with First Republic requires the affirmative vote of a majority of the Board of Directors, a majority of which is composed of directors and officers of First Republic. With the approval of a majority of independent directors, First Republic, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event First Republic subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services. If First Republic does not adequately support our business as advisor and servicer, our business, results of operations or financial condition may be adversely affected.

Our relationship with First Republic creates conflicts of interest.

First Republic is the holder of 100% of our common stock. First Republic is, and is expected to continue to be, involved in virtually every aspect of our operations. First Republic will administer our day-to-day activities in its role as advisor under the advisory agreement. First Republic also acts as servicer of the Mortgage Loans under the loan purchase and servicing agreement. In addition, other than the independent directors, all of our officers and directors are also officers, former officers or directors of First Republic. Their compensation is paid by First Republic, and they have substantial responsibilities in connection with their work as employees, officers or directors of First Republic. As the holder of 100% of our outstanding voting shares, First Republic has the right to elect all of the directors, including the independent directors.

First Republic has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to our transactions with First Republic, including without limitation: acquiring Mortgage Assets from First Republic; servicing Mortgage Loans; and renewing, terminating or modifying the advisory agreement or the loan purchase and servicing agreement. It is our intention and the intention of First Republic that any agreements and transactions between us, on the one hand, and First Republic, on the other hand, are fair to both parties and consistent with market terms, including the price to acquire Mortgage Assets or in connection with servicing Mortgage Loans. There is a requirement in the terms of the preferred stock that a majority of the independent directors must approve certain of our actions to ensure fair dealings between First Republic and us, although the independent directors are appointed by First Republic. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

Although not required to do so, we acquire all Mortgage Assets from First Republic under the loan purchase and servicing agreement. We do not have independent underwriting criteria for the loans that we purchase and rely on First Republic’s underwriting standards for loan originations. Those criteria may change over time. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by First Republic’s employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of shareholders. We intend to acquire in the future all or substantially all Mortgage Assets from First Republic on terms that are comparable to those that could be obtained from unrelated third parties, but we cannot provide assurance that this will always be the case.

As a result of First Republic being our controlling shareholder and our advisor, it is possible that, notwithstanding good faith belief to the contrary, we in fact pay more for these loans than if acquired from an unaffiliated third party, and loans purchased from First Republic in the future may be of lesser quality than those in the current loan portfolio.

If First Republic acts against our interests, or our arrangements with First Republic are in fact on less favorable terms than we could obtain from unaffiliated parties, our business, results of operations or financial condition may be adversely affected.

Our internal control systems could fail to detect certain events.

We are subject to certain operational risks, including but not limited to data processing system failures and errors and Mortgage Loan borrowers fraud. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse affect on our business, results of operations or financial condition.

If we were to fail to qualify as a REIT for any reason, we would be subject to U.S. federal income tax at regular corporate rates.

In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our taxable income. We may retain the remainder of our taxable income or all or part of our net capital gain, but will be subject to U.S. federal income tax at regular corporate rates on that income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gains net income for the calendar year and (iii) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict our ability, as a subsidiary of First Republic, to make distributions to our shareholders in an amount necessary to retain our REIT qualification. Such a restriction could result in us failing to qualify as a REIT. To the extent our taxable income may exceed the actual cash received for a particular period, we may not have sufficient liquidity to make distributions necessary to retain our REIT qualification or may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if then prevailing market conditions are not favorable for such a borrowing. Such borrowings could adversely affect our results of operations or financial condition.

In addition, to maintain our status as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, at any time during the last half of each taxable year. We believe that we currently satisfy, and expect to continue to satisfy, this requirement because for this purpose our common stock held by First Republic is treated as held by First Republic’s shareholders. However, we must also have 100 or more shareholders in order to meet the beneficial ownership requirements of a qualified REIT. We may have difficulty monitoring the daily ownership and constructive ownership of our outstanding shares and, therefore, we cannot assure that we will continue to meet the beneficial ownership requirement. In addition, while the fact that our preferred stock may be redeemed or exchanged will not affect our REIT status prior to any redemption or exchange, the redemption or exchange of all or a part of the preferred stock could adversely affect our ability to satisfy the beneficial ownership requirements in the future.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on taxable income at regular corporate rates. As a result, the amount available for distribution to shareholders, including the holders of preferred stock, would be reduced for the year or years involved, and we would not be subject to the REIT requirement to distribute substantially all of our net taxable income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce net earnings available for distribution to shareholders, including holders of preferred stock, because of the additional federal tax liability for the year or years involved. Failure to qualify as a REIT would neither by itself give us the right to redeem the preferred stock, nor would we give the holders of the preferred stock the right to have their shares redeemed.

Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations, including actions by banking regulators as discussed below, may determine that it is in our best interest and in the best interest of holders of common stock and preferred stock to revoke our REIT election. The tax law generally prohibits electing treatment as a REIT for the four taxable years following the year of any such revocation.

Bank regulators may limit our ability to implement our business plan and may restrict the ability to pay dividends.

Because we are a majority owned subsidiary of First Republic, the FDIC and the DFI have the right to examine us and our activities and under certain circumstances, to impose restrictions on First Republic or us that could impact our ability to conduct business according to our business plan, which could materially adversely affect our financial condition or results of operations. Such regulatory actions might include the following:

•

If First Republic’s regulators were to determine that First Republic’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to acquire or transfer assets, make distributions to shareholders, including dividends on the preferred stock, or redeem the preferred stock or even require First Republic to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse effect on our financial condition and results of operations.

•

Regulators also could prohibit or limit the payment of dividends on the preferred stock if First Republic were to become undercapitalized. Under current regulations and guidelines, First Republic is well-capitalized, but no assurance can be given that this will always be the case.

•

First Republic’s regulators could limit or prohibit the payment of dividends on the preferred stock, if it is determined that the payment of those dividends constituted a capital distribution by First Republic and that First Republic’s earnings and regulatory capital levels were below specified levels. Capital distributions are defined to include payment of dividends, share repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution.

•

If regulators were to impose restrictions on payment of dividends, we could be prevented from complying with the requirement for continued REIT status to distribute 90% of taxable income for any calendar year. If, as a result, we ceased to qualify as a REIT, we would become subject to corporate level taxation. Such additional taxation would reduce the amount of income available to pay dividends.

Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, significantly restructured the financial regulatory regime in the United States. Although we do not expect the Dodd-Frank Act to significantly affect our business, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us or the financial services industry generally. More generally, these or other proposals may limit our revenues in businesses, impose fees or taxes on us, or intensify the regulatory supervision of us and the financial services industry and, if adopted, may have a material adverse effect on our business operations, income, and/or competitive position.

If we lose our exemption under the Investment Company Act, it could have a material adverse effect on us.

We believe that we are not, and intend to conduct our operations so as not to be, required to register as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretations of the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate related assets. The assets that we may acquire therefore may be limited by the provisions of the Investment Company Act. The Investment Company Act does not treat cash and cash equivalents as either Qualifying Interests or other real estate related assets.

Based on the criteria outlined above, we believe that at December 31, 2010 our Qualifying Interests exceeded 80% of the estimated fair market value of our total assets. As a result, we believe that we are not required to register as an investment company under the Investment Company Act. We do not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether our assets constitute Qualifying Interests, we could be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on our ability to make dividend payments and, accordingly, the trading price of our preferred stock. Further, in order to ensure that we at all times continue to qualify for the above exemption from the Investment Company Act, we may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company. Failure to maintain our Investment Company Act exemption could adversely affect our business, results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

We neither own nor lease any property.

Item 3.	LEGAL PROCEEDINGS.

We are not currently involved in nor, to our knowledge, currently threatened with any material legal proceedings.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

There is no established trading market for our common stock, and the common stock is not listed on any exchange or automated quotation system. At December 31, 2010, we were authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares of common stock were outstanding and owned by First Republic. We currently expect to pay to holders of our common stock an aggregate amount of dividends equal to not less than 90% of our taxable income in order to remain qualified as a REIT. At the end of each year, we had declared dividends on our common stock in an aggregate amount of $3,870,000 for 2010, $121,000 for 2009 and $4,442,000 for 2008, in each case representing 100% of our taxable income. Dividends on common stock generally cannot be paid, however, for periods in which less than full dividends are paid on our preferred stock. The dividends paid to First Republic in 2010, BANA in 2009 and to MLFSB in 2008 were treated as consent dividends under Section 565 of the Internal Revenue Code.

Series A Preferred Stock

In June 1999, we completed a private offering of 55,000 shares of our Series A Preferred Stock and received proceeds of $55 million. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock has not been registered under the Securities Act or any other applicable securities law. The Series A Preferred Stock may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to institutional accredited investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Stock are not listed on any national securities exchange or national securities association. The Series A Preferred Stock are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).

We used the proceeds from the offering to fund a dividend distribution to First Republic as the then holder of all of the outstanding shares of our common stock.

The Series A Preferred Stock have been redeemable at our option at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share is equal to (i) $28 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (ii) $21 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iii) $14 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (iv) $7 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014.

No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by our Board of Directors, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year. Dividends on the Series A Preferred Stock were $5,775,000 for the year ended December 31, 2010, $5,807,000 for the year ended December 31, 2009 and $5,775,000 for the year ended December 26, 2008.

Following the Transaction, our Board of Directors approved and adopted amendments to the Certificate of Designations of the Series A Preferred Stock, which updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes.

Series D Preferred Stock

In June 2003, we completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of our Series D Preferred Stock. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock are quoted on the NASDAQ Global Market under the symbol “FRCCO.” We used the proceeds from the issuance of the Series D Preferred Stock to acquire single family loans and multifamily loans from First Republic.

The Series D Preferred Stock have been redeemable at our option at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by our Board of Directors, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends on the Series D Preferred Stock were $4,350,000 for the year ended December 31, 2010, $4,374,000 for the year ended December 31, 2009 and $4,350,000 for the year ended December 26, 2008.

Following the Transaction, our Board of Directors approved and adopted amendments to the Certificate of Designations of the Series D Preferred Stock, which updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes.

The following table presents the high and low sales prices for the Series D Preferred Stock for each quarter in 2010 and 2009:

	2010		2009
Quarter	High	Low	High	Low
First	$21.72	$20.39	$18.45	$8.99
Second	$21.05	$19.13	$17.85	$13.00
Third	$24.52	$19.20	$20.40	$16.37
Fourth	$25.21	$23.68	$21.00	$17.90

Except under certain limited circumstances, holders of our preferred stock have no voting rights. Any redemption of our preferred stock would be subject to regulatory approval if these shares are considered Tier 1 capital of First Republic.

Item 6.	SELECTED FINANCIAL DATA.

The following table presents certain financial data for the six months ended December 31, 2010 and June 30, 2010, and years ended December 31, 2009, December 26, 2008, December 28, 2007 and December 31, 2006. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from our audited financial statements. The financial statements as of or for the six months ended December 31, 2010 and June 30, 2010, and as of or for the year ended December 31, 2006 have been audited by KPMG LLP. The financial statements as of or for the year ended December 31, 2009 have been audited by PricewaterhouseCoopers LLP and as of or for the years ended December 26, 2008 and December 28, 2007 have been audited by Deloitte & Touche LLP. Each firm is an independent registered public accounting firm.

The “Selected Financial Information” for the year ended December 28, 2007 combines data from financial statements for two separate periods and is unaudited. The “Selected Financial Information” for the year ended December 28, 2007 may not necessarily reflect the results of operations that we would have achieved had we not changed ownership during 2007.

This selected financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	As of or for the
	Six Months Ended		As of or for the Year Ended
($ in thousands)	Dec. 31, 2010	June 30, 2010	Dec. 31, 2009	Dec. 26, 2008	Dec. 28, 2007	Dec. 31, 2006
Selected Balance Sheet Data
Assets:
Cash and cash equivalents	$66,344	$51,129	$31,115	$81,523	$22,196	$12,813
Single family mortgage loans	372,855	226,788	243,845	194,014	237,382	288,725
Multifamily mortgage loans	17,946	19,649	20,686	24,351	30,124	34,491
Less: allowance for loan losses	(31)	—	—	(481)	(481)	(481)
Other assets	1,379	926	931	1,008	1,441	1,685

Total Assets	$458,493	$298,492	$296,577	$300,415	$290,662	$337,233

Liabilities:
Dividends payable	$—	$—	$—	$3,919	$—	$—
Other payables	79	52	148	172	94	111

Total Liabilities	79	52	148	4,091	94	111

Stockholders’ Equity:
Series A Preferred Stock	55,000	55,000	55,000	55,000	55,000	55,000
Series B Preferred Stock	—	—	—	—	—	42,000
Series C Preferred Stock	—	—	—	—	—	7,000
Series D Preferred Stock	60,000	60,000	60,000	60,000	60,000	60,000
Common stock	305	305	305	305	305	294
Additional paid-in capital	342,421	177,539	177,539	179,905	175,463	173,028
Retained earnings (dividends in excess of retained earnings)	688	5,596	3,585	1,114	(200)	(200)

Total Stockholders’ Equity	458,414	298,440	296,429	296,324	290,568	337,122

Total Liabilities and Stockholders’ Equity	$458,493	$298,492	$296,577	$300,415	$290,662	$337,233

Selected Asset Quality Information
Nonperforming loans	$62	$—	$628	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—	$—
Loans 90+ days past due and on accrual status	$—	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	0.01%	—%	0.21%	—%	—%	—%
Loans 90+ days past due and on accrual status, as a percent of total assets	—%	—%	—%	—%	—%	—%

Selected Financial Information
Interest income:
Interest on loans	$9,436	$7,046	$12,705	$14,561	$18,313	$18,470
Interest on interest-earning deposit with First Republic	125	199	1,482	1,626	1,354	264

Total interest income	9,561	7,245	14,187	16,187	19,667	18,734
Provision for loan losses	31	—	—	—	—	—
Other income	—	—	—	—	58	—
Operating expenses	216	172	300	306	315	278

Net income	9,314	7,073	13,887	15,881	19,410	18,456
Dividends on preferred stock	5,063	5,062	10,181	10,125	13,540	14,252

Net income available to common stockholders	$4,251	$2,011	$3,706	$5,756	$5,870	$4,204

Ratio of earnings to fixed charges	1.84x	1.40x	1.36x	1.57x	1.43x	1.30x

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The effects of purchase accounting for the Merrill Lynch and Bank of America Acquisitions and the Transaction have had a significant impact on the comparability of our historical financial statements for the years ended 2008 and 2009 and the periods from January 1, 2010 to June 30, 2010 and July 1, 2010 to December 31, 2010. The financial statements for the year ended December 26, 2008 were prepared using the basis of accounting established in the Merrill Lynch acquisition (“Predecessor I”). The financial statements for the year ended December 31, 2009 and the six months ended June 30, 2010 were prepared using the basis of accounting established in the Bank of America Acquisition (“Predecessor II”). The financial statements for the six months ended December 31, 2010 were prepared using the basis of accounting established in the Transaction (“Successor”).

The following discussion is presented on the combined basis of the Successor and Predecessor II periods for 2010. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations for an entire period to be analyzed to the comparable periods.

For the tax year ending December 31, 2010, we expect to be taxed as a REIT, and intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to stockholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

Results of Operations

Overview

Net income was $16.4 million for 2010, compared with $13.9 million for 2009 and $15.9 million for 2008. The increase in net income for 2010 compared with 2009 and 2008 was primarily due to an increase in interest income resulting from higher average loan balances. The ratio of earnings to fixed charges was 1.62x for 2010, compared with 1.36x for 2009 and 1.57x for 2008. The increase in this ratio in 2010 compared with 2009 and 2008 was primarily due to higher interest income. Preferred stock dividend payments were 100% of fixed charges for all periods.

Total Interest Income

Total interest income increased in 2010 to $16.8 million compared with $14.2 million in 2009 and $16.2 million in 2008. The increase in 2010 was primarily due to higher average loan balances, which were partially offset by lower coupon rates and less loan discount accretion. The decrease in total interest income in 2009 compared to 2008 was due to lower average loan balances and lower coupon rates. The following table presents the average balances, interest income (which includes discount accretion on loans) and yields on our interest-earning assets for the periods indicated:

	For the Year Ended December 31, 2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$324,461	$16,482	5.08%	4.06%
Cash and cash equivalents	41,052	324	0.79	0.79

Total interest-earning assets	$365,513	$16,806	4.60%	3.70%

	For the Year Ended December 31, 2009
	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$199,392	$12,705	6.37%	4.35%
Cash and cash equivalents	96,420	1,482	1.54	1.54

Total interest-earning assets	$295,812	$14,187	4.80%	3.46%

	For the Year Ended December 26, 2008
	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$237,093	$14,561	6.14%	5.39%
Cash and cash equivalents	57,689	1,626	2.82	2.82

Total interest-earning assets	$294,782	$16,187	5.49%	4.90%

All of our loan yields in the above table are presented net of servicing fees retained by First Republic.

Interest Income

Interest income on Mortgage Loans increased in 2010 to $16.5 million, compared with $12.7 million in 2009 and $14.6 million in 2008. The increase in 2010 was primarily due to higher average loan balances, which were partially offset by lower coupon rates. The decrease in total interest income in 2009 compared to 2008 was due to lower average loan balances and lower coupon rates. Approximately $193.9 million of Mortgage Loans were purchased from First Republic in July 2010, and approximately $79.1 million of Mortgage Loans were purchased from First Republic in December 2009.

Interest income on Mortgage Loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decreases in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 5.08% for 2010, compared with 6.37% for 2009 and 6.14% for 2008. Excluding the impact of accretion/amortization, the contractual yield was 4.06% for 2010, 4.35% for 2009, and 5.39% for 2008. The net accretion of loan discounts was $2.9 million for 2010, $3.6 million for 2009, and $1.3 million for 2008. The total net unaccreted purchase accounting discount recorded as a reduction to the unpaid principal balance of loans was $5.3 million at December 31, 2010, compared with $8.7 million at December 31, 2009. The unaccreted discount on loans purchased from First Republic was $5.0 million at December 31, 2010 for loans purchased subsequent to the Transaction in 2010, compared to an unamortized premium of $118,000 at December 31, 2009 for loans purchased in 2009.

The weighted average net coupon rate on Mortgage Loans was 4.05% at December 31, 2010, 3.92% at December 31, 2009 and 4.91% at December 26, 2008. The increase in the average net coupon rate at December 31, 2010 compared to December 31, 2009 is primarily due to an increase in interest rates on ARM loans indexed to COFI, partially offset by the decline in the average net coupon rate on intermediate fixed rate loans. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” The average net coupon rate declined in 2009 primarily due to lower market rates of interest.

Included in interest income on Mortgage Loans is a reduction for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the Mortgage Loans that First Republic services. Loan servicing fees were $830,000 in 2010, $522,000 in 2009 and $605,000 in 2008. The changes in loan servicing fees for 2010 and 2009 were consistent with the changes in average loan balances.

Interest income on cash and cash equivalents was $324,000 in 2010, compared with $1.5 million in 2009 and $1.6 million in 2008. The decrease in 2010 was due to lower interest rates and lower average balances. The decrease in 2009 was due to lower interest rates, which was partially offset by higher average balances. The average yield on our interest-bearing money market account decreased 75 basis points in 2010 compared with 2009 and 128 basis points in 2009 compared with 2008. The average yield on cash and cash equivalents declined primarily due to lower market rates of interest.

Rate and Volume Variances

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

	2010 vs. 2009			2009 vs. 2008
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$6,996	$(3,219)	$3,777	$(2,388)	$532	$(1,856)
Cash and cash equivalents	(608)	(550)	(1,158)	930	(1,074)	(144)

Total increase (decrease)	$6,388	$(3,769)	$2,619	$(1,458)	$(542)	$(2,000)

Operating Expense

We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees for 2010, 2009, and 2008 were $100,000 per annum. For 2011, advisory fees will remain unchanged. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, director fees and other stockholder costs. Total general and administrative expenses were $288,000 in 2010, $200,000 in 2009 and $206,000 in 2008. The increase in 2010 general and administrative expenses was mainly due to the new compensation arrangements for directors and higher legal expenses related to regulatory filings, which were partially offset by a decrease in audit fees.

Financial Condition

Cash and Cash Equivalents

At December 31, 2010 and 2009, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at December 31, 2010 and 2009 consisted of both single family and multifamily mortgage loans acquired from First Republic. We anticipate that in the future we will continue to acquire all of our loans from First Republic.

We have purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At December 31, 2010, approximately $326.3 million of loans, or 85% of our single family loan portfolio, allowed interest-only payments, compared to $181.3 million, or 72% of our single family loan portfolio at December 31, 2009. These loans generally have an initial interest-only term between five and ten years and had a weighted average remaining interest-only term of 7.2 years at December 31, 2010. These interest-only loans had an average LTV ratio at December 31, 2010 of approximately 55%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.

At December 31, 2010, loans with the potential for negative amortization were $3.5 million, or 0.9% of the total loan portfolio, compared to $5.0 million, or 2% of the total loan portfolio at December 31, 2009. None of these loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at December 31, 2010 or 2009.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection, or when we determine that the ultimate collection of all contractually due principal or interest is unlikely. We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement. Nonaccrual Mortgage Loans are generally considered impaired. We measure impairment of a loan that is collateral dependent based on the fair value of the underlying collateral, net of selling costs. If the fair value of the collateral is less than the recorded investment in the loan, we recognize impairment by recording a charge-off or creating a valuation allowance. At December 31, 2010, we had a nonaccrual loan of $62,000 with a related allowance for loan losses of $31,000. We did not have any other loans past due at December 31, 2010. Refer to Note 4, “Loans,” of the Notes to Financial Statements for a discussion of our nonaccrual loans and allowance for loan losses.

We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At December 31, 2010, our Mortgage Loans had a weighted average credit score of 768 (as of the date of origination), and were underwritten using full documentation.

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at December 31, 2010 by year of origination:

($ in thousands) Loan Type	Year Originated	Balance	% of Total Loans	Average Credit Score	Average LTV
Single family mortgage loans	2009	$240,508	62%	771	55%
	2005	11,778	3	777	68
	2004	31,777	8	765	56
	2003	31,838	8	767	49
	2002	23,088	6	757	50
	2001	6,850	1	731	55
	2000 and prior	27,016	7	755	42

Total		372,855	95	768	54

Multifamily mortgage loans	2004	2,800	1		53
	2003	9,617	2		48
	2002	3,724	1		58
	2001	—	—		—
	2000 and prior	1,805	1		48

Total		17,946	5		51

Total mortgage loans		$390,801	100%		54%

As shown in the table above, 62% of the Mortgage Loans at December 31, 2010 were originated in 2009. The credit score ratios are weighted averages as of the date of origination and the LTV ratios are based upon the current loan balance and the original appraisal amount. The weighted average LTV ratio on Mortgage Loans was approximately 54%, based upon the appraised values of the properties at the time the loans were originated.

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of our performance to both positive and negative developments affecting a particular industry or geographic region. The balance sheet exposure to geographic concentrations directly affects the credit risk of our Mortgage Loans.

The following table presents an analysis of Mortgage Loans (by carrying value) at December 31, 2010 by property type and major geographic location:

($ in thousands)	San Francisco Bay Area	New York Metro Area	Los Angeles Area	Boston Area	San Diego Area	Other California Areas	Other	Total
								Amount	%
Single family	$216,152	$59,688	$48,996	$12,214	$11,969	$2,461	$21,375	$372,855	95%
Multifamily	13,925	828	824	—	601	1,768	—	17,946	5%

Total	$230,077	$60,516	$49,820	$12,214	$12,570	$4,229	$21,375	$390,801	100%

Percent by location	59%	16%	13%	3%	3%	1%	5%	100%

At December 31, 2010, approximately 76% of Mortgage Loans were secured by real estate properties located in California, compared to 77% at December 31, 2009. Future economic, political or other developments in California could adversely affect the value of the loans secured by real estate.

Liquidity and Capital Resources

Our principal liquidity needs are to pay dividends, to fund the acquisition of additional Mortgage Assets as borrowers repay Mortgage Loans and, from time to time, to redeem preferred stock. We intend to fund the acquisition of additional Mortgage Loans with the proceeds from principal payments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

We do not have any significant off-balance sheet arrangements or contractual obligations.

Current Accounting Developments

The following accounting pronouncement has been issued by the Financial Accounting Standards Board (“FASB”) but is not yet effective.

In January 2011, the FASB issued an amendment to Accounting Standards Codification (“ASC”) 310-10 “Receivables-Overall,” which temporarily delays the effective date of the disclosures about troubled debt restructurings in the previous amendments to ASC 310-10 issued in July 2010. The effective date is delayed for public entities until a consensus is reached on the proposed updates to ASC 310-40 “Troubled Debt Restructurings by Creditors.” These disclosures may become effective for interim or annual reporting periods ending after June 15, 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, credit risks, interest rate risk, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. We estimate credit losses resulting from the inability of borrowers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing Mortgage Loans were to decline, an increase in the allowance may be required by charging current income. A significant decline in the credit quality of our loan portfolio could have a material adverse affect on our financial condition and results of operations.

We also consider purchase accounting to be a critical accounting policy. Our assets and liabilities were remeasured at their estimated fair value as of the Merrill Lynch and Bank of America Acquisition dates and as of July 1, 2010 as a result of the Transaction. Purchase accounting changed the basis of our assets and liabilities compared with periods prior to the change of control. (See Note 3, “Purchase Accounting Allocation,” of the Notes to Financial Statements.) The Predecessor I, Predecessor II and Successor periods have been separated by a vertical line on the face of the financial statements to distinguish between our historical basis of accounting prior to the change of control and after the change of control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk Management

We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, we have historically maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.62x for 2010, compared with 1.36x for 2009 and 1.57x for 2008.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 20 basis points to 4.60% for 2010, compared with 4.80% for 2009. In 2009, the yield on interest-earning assets decreased 69 basis points from 5.49% for 2008. The decreases in the yield for 2010 and 2009 were due to declining market rates of interest. The yield on loans decreased 129 basis points to 5.08% in 2010 compared with 6.37% in 2009 primarily due to declining market interest rates and a reduction in the accretion of loan discounts. Excluding the net discount accretion, the contractual yield decreased approximately 29 basis points. The loan portfolio mix by interest rate type at December 31, 2010 was less adjustable compared with December 31, 2009 due to loans purchased in December 2009 and July 2010. ARMs were 33% of Mortgage Loans at December 31, 2010 and 57% at December 31, 2009. The weighted average remaining contractual maturity of Mortgage Loans was 25 years at December 31, 2010 and 23 years at December 31, 2009.

For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index, and the frequency of adjustments to the loan rate. The weighted average coupon rate for ARMs was 3.46% at December 31, 2010, representing an increase of 15 basis points from 3.31% at December 31, 2009 primarily due to an increase in interest rates on ARM loans indexed to COFI, which was partially offset by the decline in the average net coupon rate on loans indexed to CMT and LIBOR.

For intermediate fixed and fixed rate loans, the balance at December 31, 2010 was $260.6 million, or 67% of total Mortgage Loans, representing an increase from $113.6 million at December 31, 2009, or 43% of total Mortgage Loans due to loans purchased in 2010. The weighted average coupon rate for intermediate fixed rate loans was 4.26% at December 31, 2010, representing a decrease of 25 basis points from 4.51% at December 31, 2009. The weighted average coupon rate for fixed rate loans was 5.69% at December 31, 2010 and 2009.

The following table presents an analysis of Mortgage Loans at December 31, 2010 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$105,895	3.64%	1	27%
CMT	14,464	2.62	6	4
Prime	837	6.88	8	—
LIBOR	8,979	2.33	1	2

Total ARMs	130,175	3.46	2	33

Intermediate fixed:
12 months to 36 months	2,430	5.29	26	1
37 months to 60 months	242,233	4.25	46	62
Greater than 60 months	—	—	—	—

Total intermediate fixed	244,663	4.26	45	63

Total adjustable rate loans	374,838	3.99	30	96
Fixed rate loans	15,963	5.69		4

Total loans	$390,801	4.05%		100%

(1)	Weighted average.
(2)	Net of servicing fees retained by First Republic.

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of December 31, 2010:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$66,344	$—	$—	$—	$—	$—	$66,344
Loans, net	152,298	31,232	78,778	126,950	1,512	—	390,770
Other assets	—	—	—	—	—	1,379	1,379

Total assets	$218,642	$31,232	$78,778	$126,950	$1,512	$1,379	$458,493

Other liabilities	$—	$—	$—	$—	$—	$79	$79
Stockholders’ equity	—	—	—	—	—	458,414	458,414

Total liabilities and equity	$—	$—	$—	$—	$—	$458,493	$458,493

Repricing gap—positive (negative)	$218,642	$31,232	$78,778	$126,950	$1,512	$(457,114)

Cumulative repricing gap:
Dollar amount	$218,642	$249,874	$328,652	$455,602	$457,114

Percent of total assets	47.7%	54.5%	71.7%	99.4%	99.7%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements table of contents on page F-2 incorporated by reference herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As the holder of all of our outstanding shares of common stock, First Republic has the right to elect the Company’s directors, including the independent directors. Our Board of Directors currently consists of eight members, including three independent directors. We currently have five officers, three of whom are also directors, and it is estimated that they spend between approximately 5% and 10% of their time managing our business. Our directors and officers are elected annually. We have no employees and do not anticipate requiring any employees.

Our directors and executive officers are listed below. The qualifications of each director and executive officer were assessed by the owner of our common stock at the time each director and executive officer was appointed.

Name	Age	Held Position Since	Position and Offices Held
James J. Baumberger	68	April 1999	President, Director
James P. Conn (1)	72	July 2010	Director
Thomas A. Cunningham (1)	76	April 1999	Director
Barrant V. Merrill	80	June 2004	Director
Charles V. Moore	71	July 2010	Director
Linda G. Moulds (1)	60	March 2005	Director
Edward J. Dobranski	60	April 1999	Vice President, General Counsel, Director
Willis H. Newton, Jr.	61	April 1999	Vice President, Chief Financial Officer, Director
Michael J. Roffler	40	March 2010	Vice President, Treasurer
May M. Chan	38	September 2004	Assistant Vice President, Corporate Secretary

(1)	Independent Director and Audit Committee Member.

The following is a summary of the experience of our executive officers and directors:

Mr. Baumberger served on First Republic’s advisory board until 2010. He was employed by First Republic and its predecessors from 1990 until December 31, 2007 and served as a director from 1994 to 2007. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than forty years.

Mr. Conn is retired. He was formerly Chief Investment Officer of Financial Security Assurance, Inc. and Transamerica, Inc. He is a director of Gabelli Equity Trust, Gabelli Utility Trust, Gabelli Global Multimedia Trust, Gabelli Dividend and Income Trust, Gabelli Global Gold, Natural Resources and Income Trust and Gabelli Global Utility and Income Trust, and seven Gabelli open end mutual funds. From 1997 to 2007, Mr. Conn was a director of First Republic.

Mr. Cunningham is retired. From 1986 to 1994, he was President of the California Thrift Guarantee Corporation. Previously Mr. Cunningham held senior executive positions in several banking institutions. He was a member of the U.S. Marine Corps until 1971. From 1988 to 1998, Mr. Cunningham served as a director of First Republic and one of its predecessor financial institutions.

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

Mr. Moore is retired. From 2003 to 2009, Mr. Moore was an executive of First Republic Investment Management, a wholly owned subsidiary of First Republic. From 1977 to 2003, he was president of its predecessor, Trainer, Wortham & Company, Incorporated, an investment advisory firm. From 1997 to 2009, Mr. Moore was a director of First Republic.

Ms. Moulds is retired. Ms. Moulds was Vice President, Secretary and Controller of First Republic from 1985 to 1996 and was a director of First Republic from 1997 to 1998. Previously, Ms. Moulds was Secretary and Controller of San Francisco Bancorp and a director of First United Thrift and Loan.

Mr. Dobranski has served as Executive Vice President, General Counsel and Secretary of First Republic since joining First Republic in 1992. Prior to that, Mr. Dobranski practiced banking, real estate and corporate law through positions held with the federal government, in private practice and as Corporate Counsel.

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

Independent Directors

The terms of the preferred stock require that, as long as any preferred stock is outstanding, certain actions by the Company need to be approved by a majority of our independent directors. In order to be considered “independent” for this purpose, a director must not be or have been in the last three years one of our officers or employees or a director, officer or employee of First Republic or an affiliate of First Republic. Members of our Board of Directors elected by holders of preferred stock will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chair of the Audit Committee), Mr. Conn, and Ms. Moulds are currently our independent directors.

If at the time of any of our annual shareholder meetings, the we have failed to pay or declare and set aside for payment a full quarterly dividend during any of the four preceding quarterly dividend periods on any series of our preferred stock, the number of directors then constituting our Board of Directors will be increased by two, and the holders of our outstanding series of preferred stock voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the Board of Directors. Any member of the Board of Directors elected by holders of the preferred stock will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

Because all of the voting power for the election of our directors is held by First Republic, as owner of all of our outstanding common stock, we are a “controlled company” for purposes of the NASDAQ listing standards. Therefore, we are not required to have a majority of our Board of Directors or a compensation committee and a nominating committee composed of “independent” directors within the meaning of the NASDAQ listing standards.

Audit Committee

Our Board of Directors has established an Audit Committee that reviews the engagement and independence of our independent registered public accounting firm. The Audit Committee also reviews the adequacy of our internal accounting controls. The audit committee is comprised of our independent directors: Mr. Cunningham, Mr. Conn and Ms. Moulds, all of whom meet the criteria for independence in Rule 10A-3 under the Exchange Act and under the definition in the NASDAQ listing standards. All three members are also audit committee financial experts. As described in Item 10, each of these directors has experience in banking, financial services or mortgage industries.

Compensation of Directors

Starting from July 2010, we pay each director an annual retainer fee of $15,000 plus $2,000 per meeting for attending each regularly scheduled Board meeting (in person or by telephone) and an additional fee of $1,250 for any additional meetings. We pay each Audit Committee member $500 per Audit Committee meeting attended. In addition, the President of the Board, and the Chair of the Audit Committee, both receive an additional annual retainer of $5,000 and $2,000, respectively. Prior to July 2010, directors were paid a fee of $1,250 for attending each regularly scheduled Board meeting and a fee of $750 for attending any additional meetings. Directors employed by First Republic are not paid a fee.

The following table presents director compensation for 2010:

Name (1)	Fees Earned or Paid in Cash	Total
James J. Baumberger	$16,500	$16,500
James P. Conn	12,500	12,500
Thomas A. Cunningham	16,500	16,500
Barrant V. Merrill	14,000	14,000
Charles V. Moore	14,000	14,000
Linda G. Moulds	15,500	15,500

(1)	Mr. Dobranski and Mr. Newton are employees of First Republic and received no compensation for their services as directors of the Company.

Code of Ethics

Our executive officers are employees of First Republic and are subject to a code of ethics. First Republic and its subsidiaries adopted this code of ethics in accordance with corporate governance regulations to cover the activities of our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is posted on First Republic’s website at www.firstrepublic.com and a copy will be made available in print, without charge, to any stockholder of the Company who requests it by contacting us by mail.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to file initial reports of ownership and reports of changes in ownership of our equity securities with the Securities and Exchange Commission. The Company has determined that Forms 3 were not timely filed by our directors and executive officers; these reports have since been filed by our current directors and executive officers.

In addition, the Company has determined that transactions reportable on Forms 4 and 5 have not been previously reported. Forms 4 or 5 have been filed by our current directors and executive officers to report the following transactions, each of which was not timely reported to the Securities and Exchange Commission: with respect to Mr. Baumberger, eleven transactions, which are the repurchase of common stock by the Company in 2005, one purchase of shares of our Series B Preferred Stock in 2002 and the redemption of those shares in 2007, and eight purchases of shares of our Series D Preferred Stock in 2003, 2007 and 2008; with respect to Mr. Dobranski, one transaction, which is the repurchase of common stock by the Company in 2005; with respect to Mr. Merrill, six transactions, which are the repurchase of common stock by the Company in 2005, three purchases of our Series D Preferred Stock in 2010 and two sales of our Series D Preferred Stock in 2011; and with respect to Mr. Newton, seven transactions, which are the repurchase of common stock by the Company in 2005 and six purchases of shares of our Series D Preferred Stock in 2008 and 2009. The Company has developed procedures to ensure compliance going forward.

At the Company’s inception, 80 shares of the Company’s common stock were awarded to certain directors and employees of First Republic, in order to establish a minimum number of shareholders required by the REIT rules. In 2005, First Republic Bank repurchased all such shares from each individual holder for an amount of $200, which represented the Company’s book value per share. In 2007, we redeemed all of the Series B Preferred Stock at redemption value. All other transactions described above were conducted on the open market.

Item 11.	EXECUTIVE COMPENSATION.

We do not pay any compensation to our officers, and it is estimated that none of our officers spend greater than 10% of their time managing the Company’s business. See also “Item 10—Compensation of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 31, 2011, the number and percentage of outstanding shares of common stock, Series A Preferred Stock and Series D Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 30,538,277 shares of common stock, 55,000 Series A Preferred Stock and 2,400,000 Series D Preferred Stock outstanding as of December 31, 2010.

	Common Stock		Series A Preferred Stock		Series D Preferred Stock
	(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner (1)	Number	%	Number	%	Number	%
First Republic	30,538,277	100%	25,410	46.2%	—	—
Executive Officers and Directors:
James J. Baumberger (2) (3)	—	—	—	—	18,000	0.8%
James P. Conn (3)	—	—	—	—	—	—
Thomas A. Cunningham (3)	—	—	—	—	—	—
Barrant V. Merrill (3)	—	—	—	—	3,500	0.1%
Charles V. Moore (3)	—	—	—	—	—	—
Linda G. Moulds (3)	—	—	—	—	—	—
Edward J. Dobranski (2) (3)	—	—	—	—	—	—
Willis H. Newton, Jr. (2) (3)	—	—	—	—	12,300	0.5%
Michael J. Roffler (2)	—	—	—	—	—	—
May M. Chan (2)	—	—	—	—	—	—

All Executive Officers and Directors as a group (10 persons)	—	—	—	—	33,800	1.4%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, California 94111
(2)	Executive Officer
(3)	Director

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Please see the discussion in Item 1 of this report under the heading “Our Relationship with First Republic.”

Certain Business Relationships

All of our executive officers, except for Mr. Baumberger, are also officers or employees of First Republic.

Indebtedness of Management

None of our directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2010, in an amount in excess of $120,000.

Director Independence

Please see the discussion in Item 10 of this report under the heading “Independent Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional services for the audit of our annual financial statements for 2010 and 2009:

	For the Year Ended
	December 31, 2010	December 31, 2009
Audit fees	$47,500	$130,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$47,500	$130,000

The Audit Committee implemented a policy in May 2003 that requires all future auditing services and permitted non-audit services of the Company’s independent registered public accounting firm to be approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee has approved all of the engagements and fees for the audit of the Company.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended (incorporated herein by reference to Exhibit 3.1 on Form 10-Q filed on July 29, 2010).

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.2 on Form 10-Q filed on July 29, 2010).

3.3	Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 on Form 10-Q filed on July 29, 2010).

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

4.1	Specimen certificate representing Noncumulative Series D Preferred Stock (incorporated herein by reference to Exhibit 4 of Form S-11 filed on June 16, 2003).

10.1	Amended and Restated Master Loan Purchase and Servicing Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.1 of Form S-11 filed on December 7, 2001).

10.2	Amended and Restated Advisory Agreement between First Republic Preferred Capital Corporation and First Republic Bank (incorporated herein by reference to Exhibit 10.2 of Form S-11 filed on December 7, 2001).

12	Statement regarding calculation of ratio of earnings to fixed charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR. Willis H. Newton, Jr.	Vice President Chief Financial Officer Director (Principal Financial Officer)	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES J. BAUMBERGER (James J. Baumberger)	President, Director (Principal Executive Officer)	March 30, 2011

/s/ JAMES P. CONN (James P. Conn)	Director	March 30, 2011

/s/ THOMAS A. CUNNINGHAM (Thomas A. Cunningham)	Director	March 30, 2011

/s/ BARRANT V. MERRILL (Barrant V. Merrill)	Director	March 30, 2011

/s/ CHARLES V. MOORE (Charles V. Moore)	Director	March 30, 2011

/s/ LINDA G. MOULDS (Linda G. Moulds)	Director	March 30, 2011

/s/ EDWARD J. DOBRANSKI (Edward J. Dobranski)	Vice President, General Counsel, Director	March 30, 2011

/s/ WILLIS H. NEWTON, JR. (Willis H. Newton, Jr.)	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 30, 2011

/s/ MICHAEL J. ROFFLER (Michael J. Roffler)	Vice President, Treasurer (Principal Accounting Officer)	March 30, 2011

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Financial Statements

December 31, 2010

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Republic Preferred Capital Corporation:

We have audited the accompanying balance sheet of First Republic Preferred Capital Corporation (the Company) as of December 31, 2010, and the related statements of income, changes in stockholders’ equity, and cash flows for the period from July 1, 2010 to December 31, 2010 (Successor period), and the period from January 1, 2010 to June 30, 2010 (Predecessor II period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2010, and the results of its operations and its cash flows for the period from July 1, 2010 to December 31, 2010 (Successor period), and the period from January 1, 2010 to June 30, 2010 (Predecessor II period), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective July 1, 2010, First Republic Bank replaced Bank of America, N.A. as the direct parent and holder of 100% of the common stock of the Company. Prior to the transaction, the Company was a subsidiary of Bank of America, N.A. As a result of the acquisition, the financial information of the Company for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition, and therefore, is not comparable.

/s/    KPMG LLP

San Francisco, California

March 30, 2011

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

March 11, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Republic Preferred Capital Corporation

We have audited the statement of income, changes in stockholders’ equity, and cash flows of First Republic Preferred Capital Corporation (the “Company”) for the year ended December 26, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 26, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company became an indirect wholly owned subsidiary of Bank of America Corporation on January 1, 2009.

/s/    Deloitte & Touche LLP

San Francisco, California

March 10, 2009

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEETS

	Successor	Predecessor II
	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$66,344,000	$31,115,000

Single family mortgage loans	372,855,000	243,845,000
Multifamily mortgage loans	17,946,000	20,686,000

Total mortgage loans (Note 4)	390,801,000	264,531,000

Less: Allowance for loan losses	(31,000)	—

Mortgage loans, net	390,770,000	264,531,000

Accrued interest receivable	1,379,000	929,000
Prepaid expenses	—	2,000

Total Assets	$458,493,000	$296,577,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Advisory fees payable to First Republic (Note 5)	$25,000	$25,000
Payable to Bank of America, N.A. (Note 5)	—	100,000
Other payables	54,000	23,000

Total Liabilities	79,000	148,000

Stockholders’ Equity (Notes 6 and 7):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000,000	55,000,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000
Common stock, $0.01 par value; 100,000,000 shares authorized at December 31, 2010, 30,538,277 shares issued and outstanding at December 31, 2010 and 2009	305,000	305,000
Additional paid-in capital	342,421,000	177,539,000
Retained earnings	688,000	3,585,000

Total Stockholders’ Equity	458,414,000	296,429,000

Total Liabilities and Stockholders’ Equity	$458,493,000	$296,577,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF INCOME

	Successor	Predecessor II		Predecessor I
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Year Ended December 26, 2008
Interest income:
Interest on loans	$9,436,000	$7,046,000	$12,705,000	$14,561,000
Interest on interest-earning deposit with First Republic	125,000	199,000	1,482,000	1,626,000

Total interest income	9,561,000	7,245,000	14,187,000	16,187,000

Provision for loan losses	31,000	—	—	—

Interest income after provision for loan losses	9,530,000	7,245,000	14,187,000	16,187,000

Operating expense:
Advisory fees payable to First Republic (Note 5)	50,000	50,000	100,000	100,000
General and administrative	166,000	122,000	200,000	206,000

Total operating expense	216,000	172,000	300,000	306,000

Net income	9,314,000	7,073,000	13,887,000	15,881,000
Dividends on preferred stock (Note 8)	5,063,000	5,062,000	10,181,000	10,125,000

Net income available to common stockholder	$4,251,000	$2,011,000	$3,706,000	$5,756,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor I
Balance as of December 28, 2007	$115,000,000	$305,000	$175,463,000	$(200,000)	$290,568,000
Net income	—	—	—	15,881,000	15,881,000
Dividends on preferred stock	—	—	—	(10,125,000)	(10,125,000)
Consent dividends on common stock	—	—	4,442,000	(4,442,000)	—

Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000

	Predecessor II
Balance as of December 26, 2008	$115,000,000	$305,000	$179,905,000	$1,114,000	$296,324,000
Purchase accounting adjustments (Note 3)	—	—	(2,487,000)	(1,114,000)	(3,601,000)

Capitalization after purchase accounting adjustments	115,000,000	305,000	177,418,000	—	292,723,000
Net income	—	—	—	13,887,000	13,887,000
Dividends on preferred stock	—	—		(10,181,000)	(10,181,000)
Consent dividends on common stock	—	—	121,000	(121,000)	—

Balance as of December 31, 2009	115,000,000	305,000	177,539,000	3,585,000	296,429,000
Net income	—	—	—	7,073,000	7,073,000
Dividends on preferred stock	—	—	—	(5,062,000)	(5,062,000)

Balance as of June 30, 2010	$115,000,000	$305,000	$177,539,000	$5,596,000	$298,440,000

	Successor
Balance as of June 30, 2010	$115,000,000	$305,000	$177,539,000	$5,596,000	$298,440,000
Purchase accounting adjustments (Note 3)	—	—	6,319,000	(5,596,000)	723,000

Capitalization after purchase accounting adjustments	115,000,000	305,000	183,858,000	—	299,163,000
Capital contribution	—	—	155,000,000	—	155,000,000
Reclassification of additional paid-in capital to retained earnings (Note 2)	—	—	(307,000)	307,000	—
Net income	—	—	—	9,314,000	9,314,000
Dividends on preferred stock	—	—	—	(5,063,000)	(5,063,000)
Consent dividends on common stock	—	—	3,870,000	(3,870,000)	—

Balance as of December 31, 2010	$115,000,000	$305,000	$342,421,000	$688,000	$458,414,000

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CASH FLOWS

	Successor	Predecessor II		Predecessor I
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Year Ended December 26, 2008
Operating activities:
Net income	$9,314,000	$7,073,000	$13,887,000	$15,881,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,000	—	—	—
(Accretion) amortization of net loan discount/premium	(508,000)	10,000	—	—
Accretion of purchase accounting discount	(719,000)	(1,704,000)	(3,585,000)	(1,314,000)
(Increase) decrease in accrued interest receivable	(471,000)	21,000	77,000	377,000
Decrease (increase) in prepaid expenses	18,000	(16,000)	—	56,000
(Decrease) increase in payable to Bank of America, N.A.	—	(100,000)	100,000	—
(Decrease) increase in payable to First Republic	—	—	(113,000)	113,000
Increase (decrease) in other payables	27,000	4,000	(11,000)	(35,000)

Net cash provided by operating activities	7,692,000	5,288,000	10,355,000	15,078,000

Investing activities:
Loans acquired from First Republic	(38,943,000)	—	(79,097,000)	—
Proceeds from loans sold to First Republic	—	4,179,000	—	—
Principal payments on loans	51,529,000	15,609,000	32,434,000	50,455,000

Net cash provided by (used for) investing activities	12,586,000	19,788,000	(46,663,000)	50,455,000

Financing activities:
Dividends paid on preferred stock	(5,063,000)	(5,062,000)	(14,100,000)	(6,206,000)

Net cash used for financing activities	(5,063,000)	(5,062,000)	(14,100,000)	(6,206,000)

Increase (decrease) in cash and cash equivalents	15,215,000	20,014,000	(50,408,000)	59,327,000
Cash and cash equivalents at beginning of period	51,129,000	31,115,000	81,523,000	22,196,000

Cash and cash equivalents at end of period	$66,344,000	$51,129,000	$31,115,000	$81,523,000

Supplemental schedule of noncash financing activities:
Consent dividends on common stock	$3,870,000	$—	$121,000	$4,442,000
Preferred stock dividends payable	$—	$—	$—	$3,919,000
Capital contribution of loans	$155,000,000	$—	$—	$—

In connection with Bank of America Corporation’s acquisition of Merrill Lynch & Co. Inc. and upon the closing of the July 1, 2010 Transaction, the Company recorded purchase accounting adjustments during the first quarter of 2009 and the third quarter of 2010, respectively. These adjustments were recorded as non-cash adjustments to equity. See Note 3.

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note 1.    Organization and Basis of Presentation

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company is a majority owned subsidiary of First Republic Bank, a California-chartered bank (“First Republic”).

The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares of common stock at September 21, 2007, when Merrill Lynch & Co. (“Merrill Lynch”) acquired all of the outstanding shares of First Republic’s common stock. First Republic became a division of one of Merrill Lynch’s banking subsidiaries, Merrill Lynch Bank & Trust Company, F.S.B. (“MLFSB”), and MLFSB became the controlling stockholder of the Company. The Company was a subsidiary of MLFSB from September 21, 2007 until November 2, 2009.

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”), with Merrill Lynch continuing as the surviving corporation and a wholly owned subsidiary of Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch, including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”). On November 2, 2009, Bank of America completed an internal corporate restructuring of certain subsidiaries, including MLFSB, pursuant to which MLFSB was merged with and into Bank of America, N.A. (“BANA”), with BANA continuing as the surviving entity. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of 100% of the common stock of the Company. This transaction did not alter the carrying value of the Company’s assets or liabilities.

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

The Transaction closed on July 1, 2010. On July 1, 2010, First Republic replaced BANA as the direct parent and holder of 100% of the common stock of the Company. First Republic acquired the common stock of the Company from BANA at net book value. As of July 1, 2010, First Republic has authorized classes of preferred stock in connection with the exchange feature of the Series A and Series D Preferred Stock. In connection with the Transaction, the Company’s Board of Directors approved and adopted amendments to the Certificates of Designations of the preferred stock, which were effective immediately following the closing of the Transaction. The amendments updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes. As a result of the Transaction, during the third quarter of 2010, the Company recorded purchase accounting adjustments to record mortgage loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. (See Note 3.) The purchase accounting adjustments did not impact cash flows.

As a result of the acquisitions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor”) (as of and for the six months ended December 31, 2010), the period after the Bank of America Acquisition and before the Transaction (“Predecessor II”) (for the six months ended June 30, 2010, and as of and for the year ended December 31, 2009), and the period after the Merrill Lynch acquisition and before the Bank of America Acquisition (“Predecessor I”) (for the year ended December 26, 2008). The Predecessor and Successor periods have been separated by vertical lines on the face of the financial statements to highlight the fact that the financial information has been prepared under different historical cost bases of accounting.

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

At December 31, 2010, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

Note 2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and measuring loans at fair value in purchase accounting.

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums. In accordance with the acquisition method of accounting, Mortgage Loans were revalued to reflect their estimated fair values as of the Transaction date. (See Note 3).

Loan discounts were established in purchase accounting at January 1, 2009 and July 1, 2010. In addition, the Company acquires loans from the Bank, which may include discounts or premiums from the unpaid principal balance of the loans. For the year ended December 26, 2008 and the six months ended December 31, 2010, loan discounts or premiums are accreted to interest income using methods that approximate the interest method over the contractual loan life. If a loan prepays prior to maturity, the entire remaining loan discount is recognized in interest income at the payoff date. For the year ended December 31, 2009 and the six months ended June 30, 2010, the loan discounts were accreted to interest income over the estimated lives of the loans.

The Company recognizes interest income, net of servicing fees paid to First Republic, in the month earned. The Company places a loan on nonaccrual status, and interest income is not recorded on the loan, when the loan becomes more than 90 days delinquent, except for a single family loan that is well secured and in the process of collection, or at such earlier times as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, the Company reverses accrued unpaid interest receivable against interest income and accounts for the loan on the cash or cost recovery method, until it qualifies for return to accrual status. The Company may return a loan to accrual status when principal and interest payments are current, a satisfactory payment history is established and collectibility improves or the loan otherwise becomes well secured and is in the process of collection. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Allowance for Loan Losses

The Company maintains an allowance for loan losses for probable losses that have been incurred based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009 and no subsequent allowance for loan losses was recorded in 2009. Subsequent to the Bank of America Acquisition Date and the Transaction, if a loan experiences a deterioration in credit, the Company records a provision for loan losses. (See Note 4, “Loans.”)

The principal sources of guidance on accounting for impairment in a loan portfolio are Accounting Standards Codification (“ASC”) 450, “Contingencies,” and ASC 310-10-35, “Receivables—Subsequent Measurement.” Under the provisions of ASC 310-10-35, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonaccrual Mortgage Loans are generally considered impaired. The Company measures impairment of a loan that is collateral dependent based on the fair value of the underlying collateral, net of selling costs. If the fair value of the collateral is less than the recorded investment in the loan, the Company recognizes impairment by recording a charge-off or creating a valuation allowance.

All other loans, including individually evaluated loans determined not to be impaired under ASC 310-10-35, are included in a group of loans that are evaluated for estimated losses under ASC 450. For these non-impaired loans, the Company segments its portfolio into groups that have similar risk characteristics. For each group, credit losses inherent in the portfolio are estimated based on Company’s, First Republic’s and industry’s historical loss experience, adjusted for changes in trends, conditions and other relevant factors that affect the repayment of the loans as of the evaluation date.

Loan Charge-Off Policies

It is the Company’s policy to promptly charge off balances that are deemed uncollectible. The Company typically fully or partially charges off any loan balance in excess of the fair value of the collateral.

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

Statement of Changes in Stockholders’ Equity

During the six months ended December 31, 2010, the Company reclassified amounts from additional paid-in capital to retained earnings, representing differences between book and taxable income. The retained earnings balance as of December 31, 2010 represents the timing differences between book and taxable income since July 1, 2010. These differences arise from the accretion of loan discounts and provision for loan losses.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the six month periods ended December 31, 2010 and June 30, 2010, and for the years ended December 31, 2009 or December 26, 2008.

Accounting Standards Adopted in 2010

During the year ended December 31, 2010, the following accounting pronouncements were adopted by the Company:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 310-10, “Receivables-Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities’ credit risk exposures. The amendments require an entity to disaggregate existing and provide new disclosures for the allowance for credit losses, impaired loans and troubled debt restructurings. For public entities, the disclosures required as of the balance sheet date are effective for interim or annual reporting periods ending on or after December 15, 2010, and the disclosures required for activity during the period are effective for interim or annual reporting periods beginning on or after December 15, 2010. The Company adopted the disclosures required as of the balance sheet date, December 31, 2010, which are included in Note 4. Adoption of these disclosures did not have a significant impact on the Company’s financial condition, results of operations or cash flows. The Company will adopt the disclosures required for activity during the interim period ending on March 31, 2011, except for disclosures about troubled debt restructurings, which are discussed in the Recent Accounting Pronouncements section below.

In April 2010, the FASB issued amendments to ASC 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality” and ASC 310-40, “Troubled Debt Restructurings by Creditors.” Under the amendments, a modification of a loan that is part of a pool accounted for under ASC 310-30 should not result in removal of the loan from the pool. In addition, a modification of a loan that is accounted for within a pool under ASC 310-30 is not considered a troubled debt restructuring. These amendments are effective for any modifications of a loan accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010, and will be applied prospectively. The adoption of these amendments did not have an impact on the Company’s financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

The following pronouncement has been issued by the FASB, but is not yet effective:

In January 2011, the FASB issued an amendment to ASC 310-10 “Receivables-Overall,” which temporarily delays the effective date of the disclosures about troubled debt restructurings in the previous amendments to ASC 310-10 issued in July 2010 discussed above. The effective date is delayed for public entities until a consensus is reached on the proposed updates to ASC 310-40 “Troubled Debt Restructurings by Creditors.” These disclosures may become effective for interim or annual reporting periods ending after June 15, 2011.

Note 3.    Purchase Accounting Allocation

Transaction (Successor)

As a result of applying the acquisition method of accounting to the Company’s assets and liabilities, the Company’s assets and liabilities were adjusted to their estimated fair values. Management estimated the fair value of assets and liabilities as of July 1, 2010 to be equal to their carrying values, with the exception of Mortgage Loans. The net purchase accounting discount was determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments.

The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of July 1, 2010, with the net increase to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of July 1, 2010 was reclassified to additional paid-in capital.

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

Bank of America Acquisition (Predecessor II)

Management estimated the fair value of assets and liabilities as of the Bank of America Acquisition Date to be equal to their carrying values, with the exception of Mortgage Loans. The following table presents the purchase accounting adjustments to recognize assets and liabilities at their estimated fair values as of the Bank of

America Acquisition Date, with the net reduction to assets recorded in additional paid-in capital. In addition, the Company’s retained earnings as of the Bank of America Acquisition Date was reclassified to additional paid-in capital.

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

Note 4.    Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At December 31, 2010, approximately 85% of single family loans contain an interest-only payment feature, compared to 72% at December 31, 2009. These loans generally have an initial interest-only term ranging between five and ten years.

The following table presents the gross principal, net unaccreted purchase accounting discount, unamortized discount or premium on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loans at December 31, 2010 and 2009:

	Successor	Predecessor II
	December 31, 2010	December 31, 2009
Single family mortgage loans
Unpaid principal balance	$382,608,000	$251,660,000
Net unaccreted purchase accounting discount	(4,706,000)	(7,933,000)
Unamortized (discount) premium on mortgage loans acquired from First Republic	(5,047,000)	118,000

Total	372,855,000	243,845,000

Multifamily mortgage loans
Unpaid principal balance	18,547,000	21,495,000
Net unaccreted purchase accounting discount	(601,000)	(809,000)

Total	17,946,000	20,686,000

Total carrying value of mortgage loans	390,801,000	264,531,000

Less:
Allowance for loan losses	(31,000)	—

Mortgage loans, net	$390,770,000	$264,531,000

At December 31, 2010, there was one nonaccrual single family loan of $62,000 (net of unaccreted purchase accounting discount). The Company recognized interest income of $1,700 related to this loan during the six months ended December 31, 2010. The Company would have recorded approximately $300 of additional interest income for the six months ended December 31, 2010, if this loan was current in accordance with its original terms.

A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following table presents an aging analysis of loans and loans on nonaccrual status, by class, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing	Nonaccrual
Single family mortgage loans
Non-impaired	$—	$—	$—	$—	$372,793,000	$372,793,000	$—	$—
Impaired	—	—	62,000	62,000	—	62,000	—	62,000

	—	—	62,000	62,000	372,793,000	372,855,000	—	62,000
Multifamily mortgage loans
Non-impaired	$—	$—	$—	$—	$17,946,000	$17,946,000	$—	$—
Impaired	—	—	—	—	—	—	—	—

	—	—	—	—	17,946,000	17,946,000	—	—

Total	$—	$—	$62,000	$62,000	$390,739,000	$390,801,000	$—	$62,000

At December 31, 2010 and 2009, there were no loans that were troubled debt restructurings or accruing loans that were contractually past due more than 90 days.

Single family and multifamily mortgage loans are secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. We safeguard against this risk by rarely exceeding a loan-to-value ratio of 80% with respect to real estate lending.

As part of its servicing responsibility, First Republic performs annual asset reviews of our larger multifamily loans. As part of these asset review procedures, First Republic analyzes recent financial statements of the property and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s financial condition. Upon completion, First Republic updates the grade assigned to each loan. First Republic maintains a list of loans that receive additional attention if First Republic believes there may be a potential credit risk.

Loans that are downgraded or classified are reviewed quarterly or more frequently by the Special Assets Committee of First Republic. This review includes an evaluation of the market conditions, the property’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, First Republic has an independent, third-party review performed on loan grades and the credit administration functions each year. The results of the third-party review are presented to the Audit Committee of the Board of Directors of First Republic. These asset review procedures provide management with additional information for assessing asset quality.

The Special Assets Committee is primarily responsible for review of loan grades, reserves and accrual status. Adversely classified loan asset grades are reviewed on a quarterly or more frequent basis. The Company’s internal loan grades apply to all loans and are as follows:

Pass—These loans are performing substantially as agreed with no current identified material weakness in repayment ability. Any credit or collateral exceptions existing with respect to the loan should be minimal and immaterial, in the process of correction, and not such that they could subsequently impair credit quality and introduce risk of collection.

Special Mention—These loans have potential weaknesses and deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. However, these loans do not expose the Company to sufficient risk to warrant adverse classification.

Substandard—These loans are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness that jeopardizes the liquidation of the debt.

Doubtful—These loans have weaknesses that make collection or liquidation in full highly improbable. The possibility of some loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage and strengthening of the loan, its classification as a loss is deferred until a more exact status may be determined.

The following table presents the recorded investment in loans, by credit quality indicator and by class, at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
Single family mortgage loans
Non-impaired	$372,793,000	$—	$—	$—	$372,793,000
Impaired	—	—	62,000	—	62,000

	372,793,000	—	62,000	—	372,855,000
Multifamily mortgage loans
Non-impaired	$17,946,000	$—	$—	$—	$17,946,000
Impaired	—	—	—	—	—

	17,946,000	—	—	—	17,946,000

Total	$390,739,000	$—	$62,000	$—	$390,801,000

The Company’s allowance for loan losses is evaluated based on two classes of loans: (1) loans that are not impaired and (2) loans that are impaired under ASC 310-10-35.

Non-impaired loans are monitored quarterly to determine if these loans had experienced a deterioration in credit quality based upon their payment status and loan grade. If a deterioration in credit quality has occurred, the Company evaluates the estimated loss content in the individual loan as compared with the loans’ current carrying value, which includes any related purchase accounting discount.

The following table presents an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, as of December 31, 2010:

	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
Allowance for loan losses:
Ending balance: all loans	$31,000	$—	$31,000

Ending balance: loans individually evaluated for impairment	$31,000	$—	$31,000

Loans:
Ending balance: all loans	$372,855,000	$17,946,000	$390,801,000

Ending balance: loans individually evaluated for impairment	$372,855,000	$17,946,000	$390,801,000

The following table presents an analysis of the changes in the Company’s allowance for loan losses for the periods indicated:

	Successor	Predecessor II		Predecessor I
	At or for the Six Months Ended December 31, 2010	At or for the Six Months Ended June 30, 2010	At or for the Year Ended December 31, 2009	At or for the Year Ended December 26, 2008
Allowance for loan losses:
Balance, beginning of period	$—	$—	$481,000	$481,000
Purchase accounting adjustment	—	—	(481,000)	.
Provision charged to expense	31,000	—	—	—
Chargeoffs	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$31,000	$—	$—	$481,000

Average Mortgage Loans for the period	$391,873,000	$255,930,000	$199,392,000	$237,093,000
Total Mortgage Loans at end of period	$390,801,000	$246,437,000	$264,531,000	$218,365,000
Allowance for loan losses to total loans	0.01%	—%	—%	0.22%
Allowance for loan losses to nonaccrual loans	50.00%	—%	—%	—%
Nonaccrual loans to total loans	0.02%	—%	0.24%	—%

The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in 2009. (See Note 3.) ASC 805, “Business Combinations,” requires impaired loans acquired in a business combination to be recorded at fair value and prohibits the carryover of the allowance for loan losses.

None of the Company’s loans were considered impaired under ASC 310-30 at January 1, 2009 or July 1, 2010. Under ASC 310-10-35, there was one impaired nonaccrual single family loan of $62,000 at December 31, 2010. The Company recognized interest income of $1,700 related to this loan during the six months ended December 31, 2010. At December 31, 2009, there was one impaired nonaccrual single family loan of $628,000. The Company did not recognize any interest income related to impaired loans during the six months ended June 30, 2010 or the years ended December 31, 2009 and December 26, 2008.

Note 5.    Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. During 2009, the Company received $100,000 in funding from BANA for settlement of accounts payable transactions. The cash and cash equivalents with BANA and the payable to BANA at December 31, 2009 result from this funding. The following tables present the Company’s related party transactions at the dates and for the periods indicated:

	Successor	Predecessor II
	As of December 31, 2010	As of December 31, 2009
Cash and cash equivalents deposited with First Republic	$66,344,000	$31,047,000
Cash and cash equivalents deposited with BANA	$—	$68,000
Advisory fees payable to First Republic	$25,000	$25,000
Payable to BANA	$—	$100,000

	Successor	Predecessor II		Predecessor I
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Year Ended December 26, 2008
Mortgage Loans acquired from First Republic
Gross principal	$199,498,000	$—	$78,979,000	$—
Net unearned discount	(5,555,000)	—	118,000	—

Total Mortgage Loans acquired	$193,943,000	$—	$79,097,000	$—

Mortgage Loans sold to First Republic
Gross principal	$—	$4,360,000	$—	$—
Net unaccreted purchase accounting discount	—	(181,000)	—	—

Total Mortgage Loans sold	$—	$4,179,000	$—	$—

Interest income on deposit account with First Republic	$125,000	$199,000	$1,482,000	$1,626,000
Loan servicing fee expense	$497,000	$333,000	$522,000	$605,000
Advisory fee expense	$50,000	$50,000	$100,000	$100,000

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

As part of the definitive agreement to sell First Republic (see Note 1), BANA agreed to retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the transaction, during the first quarter of 2010, loans with an unpaid principal balance of $4,360,000 that were to be retained by BANA were sold by the Company to First Republic at carrying value. First Republic subsequently transferred these loans to BANA.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2010, 2009 and 2008, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at December 31, 2010 and 2009.

At December 31, 2010, First Republic owned 25,410 shares of the Company’s Series A Preferred Stock, with a liquidation preference value of $25.4 million; these shares were originally purchased in the open market by First Republic prior to December 31, 2006. During 2010, 2009 and 2008, there were no purchases of the Company’s outstanding Series A Preferred Stock by First Republic, BANA, or MLFSB.

Note 6.    Preferred Stock

At December 31, 2010, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at December 31, 2010 and 2009:

	Successor	Predecessor II
	December 31, 2010	December 31, 2009
Series A—55,000 shares authorized, issued and outstanding	$55,000,000	$55,000,000
Series D—2,400,000 shares authorized, issued and outstanding	60,000,000	60,000,000

Total preferred stock	$115,000,000	$115,000,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share is equal to (i) $28 if the date of redemption is after June 1, 2010 but on or prior to June 1, 2011; (ii) $21 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (iii) $14 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (iv) $7 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred stock, in whole (but not in part). Upon such an event, the liquidation preference for the Series A Preferred Stock is $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Stock is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

Note 7.    Common Stock

At December 31, 2010, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock in 2010 or 2009.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available therefore after all preferred dividends have been paid for the full year.

Note 8.    Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for 2010, 2009 and 2008:

	Successor	Predecessor II		Predecessor I
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Year Ended December 26, 2008
Series A Preferred Stock	$2,887,000	$2,888,000	$5,807,000	$5,775,000
Series D Preferred Stock	2,176,000	2,174,000	4,374,000	4,350,000

Total	$5,063,000	$5,062,000	$10,181,000	$10,125,000

Dividends on the Company’s preferred stock are payable if, when and as authorized by the Company’s Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred stock for any respective dividend period, holders of each series of preferred stock will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred stock for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its taxable income (which excludes accretion of loan discounts established in purchase accounting and is calculated after the deduction for dividends paid on preferred stock) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred stock.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s taxable income in order to remain qualified as a REIT. The Company declared dividends on its common stock of $3,870,000 for 2010, $121,000 for 2009 and $4,442,000 for 2008. The dividends on the common stock shares owned by First Republic in 2010, BANA in 2009 and MLFSB in 2008 were treated as a consent dividend under Section 565 of the Internal Revenue Code.

Note 9.    Fair Value of Financial Instruments

The fair values of financial instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009:

	Successor		Predecessor II
	December 31, 2010		December 31, 2009
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$66,344	$66,344	$31,115	$31,115
Mortgage loans, net	$390,770	$392,645	$264,531	$259,640

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Cash Equivalents: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is the unpaid principal balance, net of unaccreted purchase accounting discounts, discounts or premiums on loans purchased, and the allowance for loan losses. To estimate fair value of the Company’s Mortgage Loans, which are primarily adjustable rate and intermediate fixed rate real estate secured mortgages, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk and accrual status. The Company bases the fair value of Mortgage Loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions. Assumptions regarding liquidity risk and credit risk are judgmentally determined using available internal and market information.

Note 10.    Concentration of Credit Risk

Concentration of credit risk generally arises with respect to the loan portfolio when a number of borrowers engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The balance sheet exposure to geographic concentrations directly affects the credit risk of the Company’s Mortgage Loans. The following table presents an analysis of Mortgage Loans (by carrying value) at December 31, 2010 by major geographic location:

	San Francisco Bay Area	New York Metro Area	Los Angeles Area	Boston Area	San Diego Area	Other California Areas	Other	Total
($ in thousands)								Amount	%
Single family	$216,152	$59,688	$48,996	$12,214	$11,969	$2,461	$21,375	$372,855	95%
Multifamily	13,925	828	824	—	601	1,768	—	17,946	5%

Total	$230,077	$60,516	$49,820	$12,214	$12,570	$4,229	$21,375	$390,801	100%

Percent by location	59%	16%	13%	3%	3%	1%	5%	100%

At December 31, 2010, approximately 76% of Mortgage Loans were secured by real estate properties located primarily in California. Future economic, political or other developments in California could adversely affect the value of Mortgage Loans.

Note 11.    Subsequent Events

The Company evaluated the effects of subsequent events that have occurred subsequent to the year ended December 31, 2010.

On March 30, 2011, the Company acquired approximately $68 million of single family mortgage loans from First Republic.

Note 12.    Quarterly Data (Unaudited)

The following table presents the Company’s summary unaudited financial information on a quarterly basis for 2010 and 2009:

	Successor		Predecessor II
($ in thousands)	2010		2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,119	$4,442	$3,588	$3,657
Provision for loan losses	31	—	—	—
Operating expense	107	109	104	68

Net income	4,981	4,333	3,484	3,589
Preferred stock dividends	2,532	2,531	2,531	2,531

Net income available to common stockholder	$2,449	$1,802	$953	$1,058

	Predecessor II
	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,323	$3,375	$3,447	$4,042
Provision for loan losses	—	—	—	—
Operating expense	77	76	74	73

Net income	3,246	3,299	3,373	3,969
Preferred stock dividends	2,531	2,531	2,531	2,588

Net income available to common stockholder	$715	$768	$842	$1,381