Form 10-Q
period 2011-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2011-05-12
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Act).     Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 29, 2011 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Explanatory Note

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “MLFSB” refers to Merrill Lynch Bank & Trust Co., FSB and “BANA” refers to Bank of America, N.A. In addition, throughout this document, “First Republic” means the business of First Republic Bank:

•

as conducted as an independent institution, including the Company and First Republic’s other subsidiaries, from 1985 until its acquisition in September 2007 by MLFSB, a banking subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch”);

•

as conducted as a separate business and accounting division within MLFSB, and, following MLFSB’s merger into BANA effective as of November 2009, as a separate division of BANA, a banking subsidiary of Bank of America Corporation (“Bank of America”), in each case including the Company and any other subsidiaries acquired in the 2007 transaction; and

•

as conducted by First Republic Bank, a California-chartered commercial bank that acquired the First Republic Bank business and accounting division of BANA effective July 1, 2010, including the Company and all other subsidiaries acquired in such transaction.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements in this Quarterly Report on Form 10-Q are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These interim financial statements are intended to be read in conjunction with the Company’s financial statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2010 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEETS

(Unaudited)

	Successor
($ in thousands)	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$19,520	$66,344
Single family mortgage loans	423,615	372,855
Multifamily mortgage loans	17,267	17,946

Total mortgage loans (Note 3)	440,882	390,801
Less: Allowance for loan losses	(169)	(31)

Mortgage loans, net	440,713	390,770
Accrued interest receivable	1,432	1,379
Prepaid expenses	26	—

Total Assets	$461,691	$458,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,444	$—
Advisory fees payable to First Republic (Note 4)	25	25
Other payables	116	54

Total Liabilities	1,585	79

Stockholders’ Equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000	55,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,538,277 shares issued and outstanding at March 31, 2011 and December 31, 2010	305	305
Additional paid-in capital	342,421	342,421
Retained earnings	2,380	688

Total Stockholders’ Equity	460,106	458,414

Total Liabilities and Stockholders’ Equity	$461,691	$458,493

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF INCOME

(Unaudited)

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Interest income:
Interest on loans	$4,416	$3,572
Interest on interest-earning deposit with First Republic	95	85

Total interest income	4,511	3,657
Provision for loan losses	138	—

Interest income after provision for loan losses	4,373	3,657

Operating expense:
Advisory fees payable to First Republic (Note 4)	25	25
General and administrative	125	43

Total operating expense	150	68

Net income	4,223	3,589
Dividends on preferred stock (Note 7)	2,531	2,531

Net income available to common stockholder	$1,692	$1,058

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor
Balance as of December 31, 2009	$115,000	$305	$177,539	$3,585	$296,429
Net income	—	—	—	3,589	3,589
Dividends on preferred stock	—	—	—	(2,531)	(2,531)

Balance as of March 31, 2010	$115,000	$305	$177,539	$4,643	$297,487

			Successor
Balance as of December 31, 2010	$115,000	$305	$342,421	$688	$458,414
Net income	—	—	—	4,223	4,223
Dividends on preferred stock	—	—	—	(2,531)	(2,531)

Balance as of March 31, 2011	$115,000	$305	$342,421	$2,380	$460,106

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Operating activities:
Net income	$4,223	$3,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	138	—
(Accretion) amortization of net loan discount/premium	(258)	7
Accretion of purchase accounting discount	(265)	(835)
Increase in accrued interest receivable	(53)	(8)
Increase in prepaid expenses	(26)	(23)
Decrease in payable to Bank of America, N.A.	—	(61)
Increase in payable to First Republic	—	35
Increase in other payables	62	3

Net cash provided by operating activities	3,821	2,707

Investing activities:
Loans acquired from First Republic	(68,134)	—
Proceeds from loans sold to First Republic	—	4,179
Principal payments on loans	18,576	7,199

Net cash (used for) provided by investing activities	(49,558)	11,378

Financing activities:
Dividends paid on preferred stock	(1,087)	(1,087)

Net cash used for financing activities	(1,087)	(1,087)

(Decrease) increase in cash and cash equivalents	(46,824)	12,998
Cash and cash equivalents at beginning of period	66,344	31,115

Cash and cash equivalents at end of period	$19,520	$44,113

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$1,444	$1,444

In connection with the closing of the Transaction, the Company recorded purchase accounting adjustments during the third quarter of 2010. (See Note 1.) These adjustments were recorded as non-cash adjustments to equity.

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company is a majority owned subsidiary of First Republic Bank, a California-chartered bank.

The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares at September 21, 2007, when Merrill Lynch acquired all of the outstanding shares of First Republic’s common stock. First Republic thereby became a division of MLFSB, a banking subsidiary of Merrill Lynch, and MLFSB became the Company’s controlling stockholder. The Company was a subsidiary of MLFSB from September 21, 2007 until November 2, 2009.

On January 1, 2009, Merrill Lynch was acquired by Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch, including MLFSB and the Company, became indirect subsidiaries of Bank of America (the “Bank of America Acquisition”). On November 2, 2009, Bank of America completed an internal corporate restructuring following the acquisition, pursuant to which MLFSB was merged with and into BANA. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of all of the Company’s outstanding common stock. This transaction did not alter the carrying value of the Company’s assets or liabilities.

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

The Transaction was completed after the close of business on June 30, 2010. Effective July 1, 2010, First Republic replaced BANA as the direct parent and holder of all of the Company’s outstanding common stock. First Republic acquired the Company’s common stock from BANA at net book value. As a result of the Transaction, during the third quarter of 2010, the Company recorded purchase accounting adjustments to record mortgage loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. The purchase accounting adjustments did not impact cash flows.

As a result of the acquisitions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor”) (as of March 31, 2011 and December 31, 2010 and for the quarter ended March 31, 2011), and the period after the Bank of America Acquisition (“Predecessor”) (for the quarter ended March 31, 2010). The Predecessor and Successor periods have been separated by vertical lines on the face of the financial statements to highlight the fact that the financial information has been prepared under different historical cost bases of accounting, and therefore, are not comparable.

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

At March 31, 2011, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and measuring loans at fair value in purchase accounting.

Mortgage Loans

The Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage Loans are carried at the principal amount outstanding, net of purchase discounts and premiums.

Loan discounts were established in purchase accounting, as Mortgage Loans were recorded at fair value on January 1, 2009 and July 1, 2010. In addition, the Company acquires loans from First Republic, which may include discounts or premiums from the unpaid principal balance of the loans. For the quarter ended March 31, 2011, loan discounts are accreted as a yield adjustment over the contractual loan life. The loan discounts are amortized using a level yield methodology. If a loan prepays prior to maturity, the remaining loan discount is recognized in interest income at the time of repayment. For the three months ended March 31, 2010, the loan discounts were accreted to interest income over the estimated lives of the loans.

For a complete discussion of the Company’s accounting policies related to loans, refer to Note 2 and Note 4 to the financial statements of the Company’s 2010 Annual Report.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three months ended March 31, 2011 or 2010.

Accounting Standards Adopted in 2011

During the quarter ended March 31, 2011, the following pronouncement was adopted by the Company:

•

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) 310-10, “Receivables – Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities’ credit risk exposure. The disclosures required as of the balance sheet date were effective as of December 31, 2010 and were included in the Company’s 2010 Annual Report. The disclosures required for activity during the period became effective for the quarter ended March 31, 2011 and are included in Note 3. Adoption of these additional disclosures did not have a significant impact on the Company’s financial condition, results of operations or cash flows. The disclosures about troubled debt restructurings required by these amendments that are not yet effective are discussed in “Recent Accounting Pronouncements.”

Recent Accounting Pronouncements

The following pronouncement has been issued by the FASB, but is not yet effective:

•

In April 2011, the FASB issued amendments to ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments and the additional disclosures about troubled debt restructurings required by ASC 310-10 are effective for interim and annual periods beginning on or after June 15, 2011. The Company is evaluating the impact of adoption of this new guidance on its financial condition, results of operations, cash flows and disclosures in the financial statements.

Note 3. Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At March 31, 2011 and December 31, 2010, 85% of single family loans contain an interest-only payment feature. These loans generally have an interest-only term ranging between five and ten years.

The following table presents the gross principal, net unaccreted purchase accounting discount, net unaccreted discount on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loans at March 31, 2011 and December 31, 2010:

	Successor
($ in thousands)	March 31, 2011	December 31, 2010
Single family mortgage loans
Unpaid principal balance	$432,729	$382,608
Net unaccreted purchase accounting discount	(4,524)	(4,706)
Net unaccreted discount on mortgage loans acquired from First Republic	(4,590)	(5,047)

Total	423,615	372,855

Multifamily mortgage loans
Unpaid principal balance	17,785	18,547
Net unaccreted purchase accounting discount	(518)	(601)

Total	17,267	17,946

Total carrying value of mortgage loans	440,882	390,801

Less:
Allowance for loan losses	(169)	(31)

Mortgage loans, net	$440,713	$390,770

Credit Quality

A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following tables present an aging analysis of loans and loans on nonaccrual status, by class, as of March 31, 2011 and December 31, 2010:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At March 31, 2011
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$423,554	$423,554	$—	$—
Impaired	—	—	—	—	61	61	—	61

	—	—	—	—	423,615	423,615	—	61
Multifamily mortgage loans:
Non-impaired	—	—	—	—	17,267	17,267	—	—
Impaired	—	—	—	—	—	—	—	—

	—	—	—	—	17,267	17,267	—	—

Total	$—	$—	$—	$—	$440,882	$440,882	$—	$61

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At December 31, 2010
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$372,793	$372,793	$—	$—
Impaired	—	—	62	62	—	62	—	62

	—	—	62	62	372,793	372,855	—	62
Multifamily mortgage loans:
Non-impaired	—	—	—	—	17,946	17,946	—	—
Impaired	—	—	—	—	—	—	—	—

	—	—	—	—	17,946	17,946	—	—

Total	$—	$—	$62	$62	$390,739	$390,801	$—	$62

At March 31, 2011 and December 31, 2010, there were no loans that were troubled debt restructurings.

The following tables present the recorded investment in loans, by credit quality indicator and by class, at March 31, 2011 and December 31, 2010:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2011
Single family mortgage loans:
Non-impaired	$423,554	$—	$—	$—	$423,554
Impaired	—	—	61	—	61

	423,554	—	61	—	423,615
Multifamily mortgage loans:
Non-impaired	15,546	1,721	—	—	17,267
Impaired	—	—	—	—	—

	15,546	1,721	—	—	17,267

Total	$439,100	$1,721	$61	$—	$440,882

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2010
Single family mortgage loans:
Non-impaired	$372,793	$—	$—	$—	$372,793
Impaired	—	—	62	—	62

	372,793	—	62	—	372,855
Multifamily mortgage loans:
Non-impaired	17,946	—	—	—	17,946
Impaired	—	—	—	—	—

	17,946	—	—	—	17,946

Total	$390,739	$—	$62	$—	$390,801

Allowance for Loan Losses

The Company’s allowance for loan losses is evaluated based on three classes of loans: (1) loans that are not impaired that are individually evaluated for impairment; (2) loans that are not impaired that are collectively evaluated for impairment and (3) loans that are impaired under ASC 310-10-35, “Receivables – Subsequent Measurement.”

Non-impaired loans individually evaluated for impairment are monitored quarterly to determine if these loans had experienced a deterioration in credit quality based upon their payment status and loan grade. If a deterioration in credit quality has occurred, the Company evaluates the estimated loss content in the individual loan as compared with the loan’s current carrying value, which includes any related discount.

The Company evaluates certain loans collectively for impairment based on groups of loans with similar risk characteristics. The Company uses a loss model that computes loss factors by portfolio segment based upon historical losses and current portfolio trends. Loans meeting the definition of impairment undergo an individual assessment and review by First Republic’s Special Assets Committee. If determined necessary, a specific reserve will be recorded for these loans.

The following tables present an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, at or for the periods indicated:

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At or for the Three Months Ended March 31, 2011
Allowance for loan losses:
Beginning balance	$31	$—	$31
Provision	68	70	138
Charge-offs	—	—	—
Recoveries	—	—	—

Ending balance: all loans	$99	$70	$169

Ending balance: non-impaired loans individually evaluated for impairment	$—	$70	$70

Ending balance: non-impaired loans collectively evaluated for impairment	$68	$—	$68

Ending balance: impaired loans individually evaluated for impairment	$31	$—	$31

Loans:
Ending balance: all loans	$423,615	$17,267	$440,882

Ending balance: non-impaired loans individually evaluated for impairment	$355,420	$17,267	$372,687

Ending balance: non-impaired loans collectively evaluated for impairment	$68,134	$—	$68,134

Ending balance: impaired loans individually evaluated for impairment	$61	$—	$61

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At December 31, 2010
Allowance for loan losses:
Ending balance: all loans	$31	$—	$31

Ending balance: non-impaired loans individually evaluated for impairment	$—	$—	$—

Ending balance: impaired loans individually evaluated for impairment	$31	$—	$31

Loans:
Ending balance: all loans	$372,855	$17,946	$390,801

Ending balance: non-impaired loans individually evaluated for impairment	$372,793	$17,946	$390,739

Ending balance: impaired loans individually evaluated for impairment	$62	$—	$62

The following table presents an analysis of the changes in the Company’s allowance for loan losses for the three months ended March 31, 2010:

Predecessor
($ in thousands)	Three Months Ended March 31, 2010
Allowance for loan losses:
Balance, beginning of period	$—
Provision charged to expense	—
Charge-offs	—
Recoveries	—

Balance, end of period	$—

The following table presents allowance and nonaccrual ratios at the dates indicated:

	Successor
($ in thousands)	At March 31, 2011	At December 31, 2010
Total loans at end of period	$440,882	$390,801
Ratios:
Allowance for loan losses to total loans	0.04%	0.01%
Allowance for loan losses to nonaccrual loans	277.0%	50.0%
Nonaccrual loans to total loans	0.01%	0.02%

The following tables present information related to impaired loans under ASC 310-10-35, disaggregated by class, for the periods indicated:

			Total		With no related allowance		With an allowance
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At or for the Three Months Ended March 31, 2011
Single family mortgage loans	$61	$—	$61	$61	$—	$—	$61	$61	$31
Multifamily mortgage loans	—	—	—	—	—	—	—	—	—

Total	$61	$—	$61	$61	$—	$—	$61	$61	$31

	Total		With no related allowance		With an allowance
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2010
Single family mortgage loans	$62	$62	$—	$—	$62	$62	$31
Multifamily mortgage loans	—	—	—	—	—	—	—

Total	$62	$62	$—	$—	$62	$62	$31

The Company had one impaired nonaccrual loan at March 31, 2011. The Company did not recognize any interest income related to this loan during the three months ended March 31, 2011. The Company would have recorded approximately $1,000 of additional interest income for the three months ended March 31, 2011 if this nonaccrual loan had been current in accordance with its original terms. For the three months ended March 31, 2010, the Company did not recognize any interest income related to nonaccrual loans.

Note 4. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following tables present the Company’s related party transactions at the dates or for the periods indicated:

	Successor
($ in thousands)	As of March 31, 2011	As of December 31, 2010
Cash and cash equivalents deposited with First Republic	$19,520	$66,344
Advisory fee payable to First Republic	$25	$25

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Mortgage Loans acquired from First Republic
Gross principal	$67,935	$—
Premium	199	—

Total Mortgage Loans acquired	$68,134	$—

Mortgage Loans sold to First Republic
Gross principal	$—	$4,360
Net unaccreted purchase accounting discount	—	(181)

Total Mortgage Loans sold	$—	$4,179

Interest income on deposit account with First Republic	$95	$85
Loan servicing fee expense	$241	$174
Advisory fee expense	$25	$25

Since inception, the Company has acquired all Mortgage Loans from First Republic at a price equal to First Republic’s carrying value of the loans, which approximated the fair value of the loans. In March 2011, the Company acquired Mortgage Loans with a carrying value of $68.1 million from First Republic.

As part of the definitive agreement to sell First Republic (see Note 1), BANA agreed to retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the Transaction, during the first quarter of 2010, loans with an unpaid principal balance of $4.4 million that were to be retained by BANA were sold by the Company to First Republic at carrying value. First Republic subsequently transferred these loans to BANA.

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2011 and 2010, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, First Republic owned 25,410 shares of the Company’s 10.50% Noncumulative Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the first three months of 2011 and 2010, there were no purchases of the Company’s outstanding Series A Preferred Stock by First Republic or BANA.

Note 5. Preferred Stock

At March 31, 2011, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at March 31, 2011 and December 31, 2010:

	Successor
($ in thousands)	March 31, 2011	December 31, 2010
Series A — 55,000 shares authorized, issued and outstanding	$55,000	$55,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000	60,000

Total preferred stock	$115,000	$115,000

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

In June 2003, the Company issued 2,400,000 shares of 7.25% Noncumulative Perpetual Series D Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”). The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock have been redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.

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

Note 6. Common Stock

At March 31, 2011, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock in the first three months of 2011 and 2010.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Company’s Board of Directors (the “Board of Directors”) out of funds legally available after all preferred dividends have been paid for the full year.

Note 7. Dividends on Preferred Stock and Common Stock

The following table presents the dividends on preferred stock for the three months ended March 31, 2011 and 2010:

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Series A Preferred Stock	$1,444	$1,444
Series D Preferred Stock	1,087	1,087

Total	$2,531	$2,531

Dividends on the Company’s preferred stock are payable if, when and as authorized by the Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred stock for any respective dividend period, holders of each series of preferred stock will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred stock for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its taxable income (which excludes accretion of loan discounts established in purchase accounting and is calculated after the deduction for dividends paid on preferred stock) to stockholders, and, generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred stock.

The Company expects to pay the holders of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three months ended March 31, 2011 or 2010.

Note 8. Fair Value of Financial Instruments

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	Successor
	March 31, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$19,520	$19,520	$66,344	$66,344
Mortgage loans, net	$440,713	$441,865	$390,770	$392,645

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and Cash Equivalents: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying value of Mortgage Loans is the unpaid principal balance, net of unaccreted purchase accounting discounts, discounts or premiums on loans purchased, and the allowance for loan losses. To estimate fair value of the Company’s Mortgage Loans, which are primarily adjustable rate and intermediate-fixed rate real estate secured mortgages, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity, estimated credit risk and accrual status. The Company bases the fair value of Mortgage Loans primarily upon prices of loans with similar terms obtained by or quoted to the Company, adjusted for differences in loan characteristics and market conditions. Assumptions regarding liquidity risk and credit risk are judgmentally determined using available internal and market information.

Note 9. Concentration of Credit Risk

At March 31, 2011, approximately 74% of Mortgage Loans (by carrying value) were secured by real estate properties located in California, compared to 76% at December 31, 2010. Future economic, political or other developments in California could adversely affect the value of the Mortgage Loans.

Note 10. Subsequent Events

The Company evaluated the effects of events that have occurred subsequent to the quarter ended March 31, 2011. There have been no material subsequent events that would require recognition in the Company’s 2011 financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion summarizes the significant factors affecting our financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

For the tax year ending December 31, 2011, we expect to be taxed as a real estate investment trust (a “REIT”), and intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to stockholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2010 Annual Report. Forward-looking statements involving such risks and uncertainties include, but are not limited to, statements regarding:

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report and our 2010 Annual Report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

History

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America. We continued to operate as a subsidiary of MLFSB until November 2, 2009 when we became a subsidiary of BANA. Bank of America applied purchase accounting in the acquisition of Merrill

Lynch and our assets and liabilities were recorded at fair value on January 1, 2009. As a result, the allowance for loan losses was eliminated, and new fair values on loans were established as of the effective date of the acquisition. The resulting discounts on loans were accreted to interest income over the estimated lives of the loans.

Acquisition of the First Republic Business

After the close of business on June 30, 2010, the current First Republic Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the First Republic division of BANA, including our stock (the “Transaction”). As a result, our assets and liabilities were recorded at fair value on July 1, 2010. The resulting discounts on loans are accreted to interest income over the contractual lives of the loans.

Critical Accounting Policies and Estimates

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

For a discussion of our accounting policies related to the allowance for loan losses and purchase accounting, refer to “Critical Accounting Policies” in Item 7 of our 2010 Annual Report.

Results of Operations

Overview

Net income was $4.2 million for the first quarter of 2011, compared with $3.6 million for the first quarter of 2010. The increase in the first quarter of 2011, compared with the same period in 2010 was primarily due to an increase in interest income resulting from higher average loan balances. The ratio of earnings to fixed charges for the first quarter was 1.67x in 2011 and 1.42x in 2010. The increase in this ratio in the first quarter of 2011 compared to the same period in 2010 is due to higher interest income resulting from higher average loan balances. Preferred stock dividend payments were 100% of fixed charges.

In March 2011, we purchased $68.1 million of single family mortgage loans from First Republic. As a result, the loan portfolio increased to $440.9 million at March 31, 2011, compared to $390.8 million at December 31, 2010.

Total Interest Income

Total interest income increased in the first quarter of 2011 to $4.5 million compared with $3.7 million for the same period in 2010. The increase was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower loan discount accretion. The following table presents the average balances, interest income (which includes discount accretion on loans) and yields on our interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2011				2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$381,838	$4,416	4.63%	3.97%	$261,768	$3,572	5.53%	4.12%
Cash and cash equivalents	77,151	95	0.50	0.50	35,293	85	0.99	0.99

Total interest-earning assets	$458,989	$4,511	3.93%	3.40%	$297,061	$3,657	4.99%	3.76%

All of our loan yields in the above table are presented net of servicing fees retained by First Republic.

Interest income on mortgage loans increased in the first quarter of 2011 to $4.4 million, compared with $3.6 million in the first quarter of 2010. The increase was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower discount accretion.

Interest income on mortgage loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decreases in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 4.63% in the first quarter of 2011, compared with 5.53% in the first quarter of 2010. Excluding the impact of accretion/amortization, the contractual yield was 3.97% in the first quarter of 2011, compared with 4.12% for the first quarter of 2010. The net accretion of loan discounts was $523,000 and $828,000 in the first quarter of 2011 and 2010, respectively. The total net unaccreted purchase accounting discount was $5.0 million at March 31, 2011, compared with $5.3 million at December 31, 2010 and $7.7 million at March 31, 2010. The net unaccreted discount on loans purchased from First Republic subsequent to the Transaction was $4.6 million at March 31, 2011 and $5.0 million at December 31, 2010.

The weighted average net coupon rate on mortgage loans was 3.76% at March 31, 2011 compared with 4.05% at December 31, 2010. The decrease in the average net coupon rate at March 31, 2011 compared to December 31, 2010 is primarily due to the mortgage loans purchased in March 2011, which were adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”) or London Interbank Offered Rate (“LIBOR”) and had lower coupon rates than the rest of the portfolio.

Interest income on mortgage loans is reduced for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the mortgage loans that First Republic services. Loan servicing fees were $241,000 in the first quarter of 2011, compared with $174,000 in the same period in 2010. The changes in loan servicing fees for these periods were consistent with the changes in average loan balances.

Interest income on cash and cash equivalents was $95,000 for the first quarter of 2011, compared with $85,000 for the same period in 2010. The increase was due to higher average balances, which was partially offset by lower interest rates. The average yield on cash and cash equivalents decreased to 0.50% for the first quarter of 2011 compared with 0.99% for the same period in 2010. The average yield on cash and cash equivalents declined primarily due to lower market rates of interest.

Operating Expense

We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees were $100,000 per annum for 2011 and 2010, or $25,000 per quarter. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, director fees and other stockholder costs. Total general and administrative expenses were $125,000 for the first quarter of 2011 and $43,000 for the same period in 2010. The increase in 2011 general and administrative expenses is mainly due to the new compensation arrangements for directors and higher legal expenses related to regulatory filings.

Financial Condition

Cash and Cash Equivalents

At March 31, 2011 and December 31, 2010, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at March 31, 2011 and December 31, 2010 consisted of both single family and multifamily mortgage loans acquired from First Republic (“Mortgage Loans”). We anticipate that in the future we will continue to acquire all of our loans from First Republic.

We purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At March 31, 2011, approximately $367.9 million of loans, or 85% of our single family loan portfolio, allowed interest-only payments, compared to $326.3 million, or 85% of our single family loan portfolio at December 31, 2010. These loans generally have an initial interest-only term of between five and ten years and had a weighted average remaining interest-only term of 7.4 years at March 31, 2011. These interest-only loans had an average loan-to-value (“LTV”) ratio at March 31, 2011 of approximately 57%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.

At March 31, 2011, loans with the potential for negative amortization were $3.4 million, or 0.8% of the total loan portfolio, compared to $3.5 million, or 0.9% of the total loan portfolio at December 31, 2010. None of the loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at March 31, 2011 or December 31, 2010.

A loan is placed on nonaccrual status when any installment of principal or interest is over 90 days past due, except for any single family loan that is well secured and in the process of collection, or when we determine that the ultimate collection of all contractually due principal or interest is unlikely. We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement. Nonaccrual Mortgage Loans are generally considered impaired. We measure impairment of a loan that is collateral dependent based on the fair value of the underlying collateral, net of selling costs. If the fair value of the collateral is less than the recorded investment in the loan, we recognize impairment by recording a charge-off or creating a valuation allowance. See Note 3 to “Item 1. Financial Statements” for a discussion of our nonaccrual loans and allowance for loan losses.

We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At March 31, 2011, our Mortgage Loans had a weighted average credit score of 765 (as of the date of origination), and were underwritten using full documentation.

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at March 31, 2011 by year of origination:

($ in thousands)	Year		% of Total	Average Credit	Average
Loan Type	Originated	Balance	Loans	Score	LTV
Single family mortgage loans	2011	$12,203	3%	759	54%
	2010	55,930	13	761	59
	2009	228,934	52	771	57
	2005	11,786	3	777	66
	2004	29,801	7	764	57
	2003	29,279	6	761	56
	2002	23,034	5	757	57
	2001	6,844	1	731	51
	2000 and prior	25,804	6	743	56

Total		423,615	96	765	57

Multifamily mortgage loans	2004	2,784	1		59
	2003	9,009	2		56
	2002	3,696	1		69
	2000 and prior	1,778	—		59

Total		17,267	4		60

Total mortgage loans		$440,882	100%		57%

As shown in the table above, 52% of the Mortgage Loans at March 31, 2011 were originated in 2009. The credit score ratios are weighted averages as of the date of origination. The weighted average LTV ratio on total Mortgage Loans was approximately 57%, based upon the appraised values of the properties at the time the loans were originated.

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

The following table presents an analysis of Mortgage Loans (by carrying value) at March 31, 2011 by property type and geographic location:

($ in thousands)	San Francisco Bay Area	New York Metro Area	Los Angeles Area	San Diego Area	Boston Area	Other California Areas	Other	Total
								Amount	%
Single family	$239,214	$69,638	$49,732	$15,200	$14,390	$4,583	$30,858	$423,615	96%
Multifamily	13,278	821	819	597	—	1,752	—	17,267	4%

Total	$252,492	$70,459	$50,551	$15,797	$14,390	$6,335	$30,858	$440,882	100%

Percent by location	57%	16%	12%	4%	3%	1%	7%	100%

At March 31, 2011, approximately 74% of Mortgage Loans were secured by real estate properties located in California. Future economic, political or other developments in California could adversely affect the value of the loans secured by real estate.

Liquidity and Capital Resources

Our principal liquidity needs are to pay dividends and to fund the acquisition of additional Mortgage Loans or other qualifying REIT assets (“Mortgage Assets”) as borrowers repay Mortgage Loans and, from time to time, redeem preferred stock. We intend to fund the acquisition of additional Mortgage Loans with the proceeds from principal payments on Mortgage Loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

We do not have any significant off-balance sheet arrangements or contractual obligations.

Current Accounting Developments

The following accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) but is not yet effective.

•

In April 2011, the FASB issued amendments to Accounting Standards Codification (“ASC”) 310-40 “Receivables – Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments and the additional disclosures about troubled debt restructurings required by ASC 310-10, “Receivables – Overall” are effective for interim and annual periods beginning on or after June 15, 2011. The Company is evaluating the impact of adoption of this new guidance on its financial condition, results of operations, cash flows and disclosures in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, we have historically maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.67x for the first quarter of 2011, compared with 1.42x for the first quarter of 2010.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 106 basis points to 3.93% for the first quarter of 2011, compared with 4.99% for the first quarter of 2010. The decrease in yield was primarily due to declining market rates of interest. The yield on loans decreased 90 basis points in the first quarter of 2011 compared to the same period in 2010 primarily due to declining market interest rates and a reduction in the accretion of loan discounts. Excluding the net discount accretion, the average net contractual yield decreased approximately 15 basis points in the first quarter of 2011 compared to the same period in 2010. The loan portfolio mix by interest rate type at March 31, 2011 was more adjustable compared with December 31, 2010 due to loans purchased in March 2011. ARM loans were 44% of Mortgage Loans at March 31, 2011 and 33% at December 31, 2010. The weighted average remaining contractual maturity of Mortgage Loans was 26 years at March 31, 2011 and 25 years at December 31, 2010.

For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 3.04% at March 31, 2011 representing a decrease of 42 basis points from 3.46% at December 31, 2010 primarily due to the purchase of loans in March 2011.

For intermediate-fixed and fixed rate loans, the balance at March 31, 2011 was $245.8 million, or 56% of total Mortgage Loans, representing a decrease from $260.6 million at December 31, 2010, or 67% of total Mortgage Loans. The weighted average coupon rate for intermediate-fixed rate loans was 4.25% at March 31, 2011, down 1 basis point from 4.26% at December 31, 2010. The weighted average net coupon rate for fixed rate loans was 5.72% at March 31, 2011, up slightly from 5.69% at December 31, 2010.

The following table presents an analysis of Mortgage Loans at March 31, 2011 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans:
COFI	$155,925	3.20%	1	35%
CMT (3)	14,143	2.58	8	3
Prime	847	6.88	5	—
LIBOR	24,201	2.14	1	6

Total ARMs	195,116	3.04	2	44

Intermediate fixed:
12 months to 36 months	4,982	4.86	30	1
37 months to 60 months	228,084	4.23	43	52
Greater than 60 months	—	—	—	—

Total intermediate-fixed	233,066	4.25	43	53

Total adjustable rate loans	428,182	3.70	24	97
Fixed rate loans	12,700	5.72		3

Total loans	$440,882	3.76%		100%

(1)	Weighted average
(2)	Net of servicing fees retained by First Republic
(3)	One-Year Treasury

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of March 31, 2011:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$19,520	$—	$—	$—	$—	$—	$19,520
Loans, net	213,598	31,655	75,439	118,761	1,260	—	440,713
Other assets	—	—	—	—	—	1,458	1,458

Total assets	233,118	31,655	75,439	118,761	1,260	1,458	$461,691

Other liabilities	—	—	—	—	—	1,585	$1,585
Stockholders’ equity	—	—	—	—	—	460,106	460,106

Total liabilities and equity	—	—	—	—	—	461,691	$461,691

Repricing gap — positive (negative)	$233,118	$31,655	$75,439	$118,761	$1,260	$(460,233)

Cumulative repricing gap:
Dollar amount	$233,118	$264,773	$340,212	$458,973	$460,233

Percent of total assets	50.5%	57.3%	73.7%	99.4%	99.7%

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in nor, to our knowledge, currently threatened with any material legal proceedings.

Item 1A. Risk Factors.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Any of the risks described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: May 12, 2011	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date: May 12, 2011	By:	/s/ MICHAEL J. ROFFLER
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