Form 10-Q
period 2011-06-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2011-08-11
CIK 1143834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 29, 2011 was 30,538,277 shares.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

Explanatory Note

Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “MLFSB” refers to Merrill Lynch Bank & Trust Co., FSB and “BANA” refers to Bank of America, N.A. In addition, throughout this document, “First Republic” means the business of First Republic Bank:

•

as conducted as an independent institution, including the Company and First Republic’s other subsidiaries, from 1985 until its acquisition in September 2007 by MLFSB, a subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch”);

•

as conducted as a separate division within MLFSB, and, following MLFSB’s merger into BANA effective as of November 2009, as a separate division of BANA, a banking subsidiary of Bank of America Corporation (“Bank of America”), in each case including the Company and any other subsidiaries acquired in the 2007 transaction; and

•

as conducted by First Republic Bank, a California-chartered commercial bank that acquired the First Republic division of BANA after the close of business on June 30, 2010, including the Company and all other subsidiaries acquired in such transaction.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements in this Quarterly Report on Form 10-Q are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These interim financial statements are intended to be read in conjunction with the Company’s financial statements, and notes thereto, for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2010 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

BALANCE SHEETS

(Unaudited)

	Successor
($ in thousands)	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$37,037	$66,344
Single family mortgage loans	407,718	372,855
Multifamily mortgage loans	16,411	17,946

Total mortgage loans (Note 3)	424,129	390,801
Less: Allowance for loan losses	(169)	(31)

Mortgage loans, net	423,960	390,770
Accrued interest receivable	1,357	1,379
Prepaid expenses	17	—

Total Assets	$462,371	$458,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Advisory fees payable to First Republic (Note 4)	$25	$25
Other payables	110	54

Total Liabilities	135	79

Stockholders’ Equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000	55,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,538,277 shares issued and outstanding at June 30, 2011 and December 31, 2010	305	305
Additional paid-in capital	342,421	342,421
Retained earnings	4,510	688

Total Stockholders’ Equity	462,236	458,414

Total Liabilities and Stockholders’ Equity	$462,371	$458,493

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF INCOME

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest income:
Interest on loans	$4,741	$3,474	$9,157	$7,046
Interest on interest-earning deposit	34	114	129	199

Total interest income	4,775	3,588	9,286	7,245
Provision for loan losses	—	—	138	—

Interest income after provision for loan losses	4,775	3,588	9,148	7,245

Operating expense:
Advisory fees payable to First Republic (Note 4)	25	25	50	50
General and administrative	89	79	214	122

Total operating expense	114	104	264	172

Net income	4,661	3,484	8,884	7,073
Dividends on preferred stock (Note 5)	2,531	2,531	5,062	5,062

Net income available to common stockholder	$2,130	$953	$3,822	$2,011

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor
Balance as of December 31, 2009	$115,000	$305	$177,539	$3,585	$296,429
Net income	—	—	—	7,073	7,073
Dividends on preferred stock	—	—	—	(5,062)	(5,062)

Balance as of June 30, 2010	$115,000	$305	$177,539	$5,596	$298,440

	Successor
Balance as of December 31, 2010	$115,000	$305	$342,421	$688	$458,414
Net income	—	—	—	8,884	8,884
Dividends on preferred stock	—	—	—	(5,062)	(5,062)

Balance as of June 30, 2011	$115,000	$305	$342,421	$4,510	$462,236

See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

(A Majority Owned Subsidiary of First Republic Bank)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Operating activities:
Net income	$8,884	$7,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	138	—
(Accretion) amortization of net loan discount/premium	(453)	10
Accretion of purchase accounting discount	(685)	(1,704)
Decrease in accrued interest receivable	22	21
Increase in prepaid expenses	(17)	(16)
Decrease in payable to Bank of America, N.A.	—	(100)
Increase in other payables	56	4

Net cash provided by operating activities	7,945	5,288

Investing activities:
Loans acquired from First Republic	(68,134)	—
Proceeds from loans sold to First Republic	—	4,179
Proceeds from principal payments on loans	35,944	15,609

Net cash (used for) provided by investing activities	(32,190)	19,788

Financing activities:
Dividends paid on preferred stock	(5,062)	(5,062)

Net cash used for financing activities	(5,062)	(5,062)

(Decrease) increase in cash and cash equivalents	(29,307)	20,014
Cash and cash equivalents at beginning of period	66,344	31,115

Cash and cash equivalents at end of period	$37,037	$51,129

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

The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares at September 21, 2007, when Merrill Lynch acquired all of the outstanding shares of First Republic’s common stock. First Republic thereby became a division of MLFSB, a subsidiary of Merrill Lynch, and MLFSB became the Company’s controlling stockholder. The Company was a subsidiary of MLFSB from September 21, 2007 until November 2, 2009.

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

As a result of the acquisitions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor”) (as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011), and the period after the Bank of America Acquisition (“Predecessor”) (for the three and six months ended June 30, 2010). The Predecessor and Successor periods have been separated by vertical lines on the face of the financial statements to highlight the fact that the financial information has been prepared under different historical cost bases of accounting, and therefore, are not comparable.

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

At June 30, 2011, the Company has issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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

Loan discounts were established in purchase accounting, as Mortgage Loans were recorded at fair value on January 1, 2009 and July 1, 2010. In addition, the Company acquires loans from First Republic, which may include discounts or premiums from the unpaid principal balance of the loans. For the three and six months ended June 30, 2011, loan discounts are accreted as a yield adjustment over the contractual life of each loan using a level yield methodology. If a loan prepays prior to maturity, the remaining loan discount is recognized in interest income at the time of repayment. For the three and six months ended June 30, 2010, the loan discounts were accreted to interest income over the estimated lives of the loans.

For a complete discussion of the Company’s accounting policies related to loans, refer to Note 2 and Note 4 to the financial statements of the Company’s 2010 Form 10-K.

Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three and six months ended June 30, 2011 or 2010.

Accounting Standards Adopted in 2011

Effective January 1, 2011, the following pronouncement was adopted by the Company:

•

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) 310-10, “Receivables – Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities’ credit risk exposure. The disclosures required as of the balance sheet date were effective as of December 31, 2010 and were included in the Company’s 2010 Form 10-K. The disclosures required for activity during the period became effective January 1, 2011 and are included in Note 3. Adoption of these additional disclosures did not have a significant impact on the Company’s financial condition, results of operations or cash flows. The disclosures about troubled debt restructurings required by these amendments that are not yet effective are discussed in “Recent Accounting Pronouncements.”

Recent Accounting Pronouncements

The following pronouncements have been issued by the FASB, but are not yet effective:

•

In April 2011, the FASB issued amendments to ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments and the additional disclosures about troubled debt restructurings required by ASC 310-10 are effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this new guidance is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

•

In May 2011, the FASB issued amendments to ASC 820-10, “Fair Value Measurement,” which clarify existing fair value measurement requirements. The amendments also change certain fair value measurement principles and require expanded disclosures for certain items measured at fair value or items disclosed at fair value in the notes to the financial statements. These amendments and additional disclosures are effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of adoption of this new guidance on its financial condition, results of operations, cash flows and disclosures in the financial statements.

•

In June 2011, the FASB issued amendments to ASC 220-10, “Comprehensive Income,” which require the presentation of items of net income, items of other comprehensive income and total comprehensive income in either one single statement of comprehensive income or in two separate but consecutive statements. Under these amendments, other comprehensive income may no longer be presented in the statement of changes in stockholders’ equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this new guidance will not have an impact on the Company’s financial condition, results of operations, cash flows and disclosures in the financial statements.

Note 3. Loans

The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At June 30, 2011, approximately 74% of Mortgage Loans (by carrying value) were secured by real estate properties located in California, compared to 76% at December 31, 2010. Future economic, political, natural disasters or other developments in California could adversely affect the value of Mortgage Loans. At June 30, 2011 and December 31, 2010, 85% of single family loans contain an interest-only payment feature. These loans generally have an interest-only term ranging between five and ten years.

The following table presents the gross principal, net unaccreted purchase accounting discount, net unaccreted discount on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loans at June 30, 2011 and December 31, 2010:

	Successor
($ in thousands)	June 30, 2011	December 31, 2010
Single family mortgage loans
Unpaid principal balance	$416,287	$382,608
Net unaccreted purchase accounting discount	(4,174)	(4,706)
Net unaccreted discount on mortgage loans acquired from First Republic	(4,395)	(5,047)

Total	407,718	372,855

Multifamily mortgage loans
Unpaid principal balance	16,859	18,547
Net unaccreted purchase accounting discount	(448)	(601)

Total	16,411	17,946

Total carrying value of mortgage loans	424,129	390,801

Less:
Allowance for loan losses	(169)	(31)

Mortgage loans, net	$423,960	$390,770

Credit Quality

A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following tables present an aging analysis of loans and loans on nonaccrual status, by class, as of June 30, 2011 and December 31, 2010:

Loan Aging:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At June 30, 2011
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$407,659	$407,659	$—	$—
Impaired	—	—	—	—	59	59	—	59

	—	—	—	—	407,718	407,718	—	59
Multifamily mortgage loans:
Non-impaired	—	—	—	—	16,411	16,411	—	—
Impaired	—	—	—	—	—	—	—	—

	—	—	—	—	16,411	16,411	—	—

Total	$—	$—	$—	$—	$424,129	$424,129	$—	$59

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At December 31, 2010
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$372,793	$372,793	$—	$—
Impaired	—	—	62	62	—	62	—	62

	—	—	62	62	372,793	372,855	—	62
Multifamily mortgage loans:
Non-impaired	—	—	—	—	17,946	17,946	—	—
Impaired	—	—	—	—	—	—	—	—

	—	—	—	—	17,946	17,946	—	—

Total	$—	$—	$62	$62	$390,739	$390,801	$—	$62

At June 30, 2011 and December 31, 2010, there were no loans that were troubled debt restructurings.

The following tables present the recorded investment in loans, by credit quality indicator and by class, at June 30, 2011 and December 31, 2010:

Credit Quality Indicators:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2011
Single family mortgage loans:
Non-impaired	$405,260	$2,399	$—	$—	$407,659
Impaired	—	—	59	—	59

	405,260	2,399	59	—	407,718
Multifamily mortgage loans:
Non-impaired	14,697	1,714	—	—	16,411
Impaired	—	—	—	—	—

	14,697	1,714	—	—	16,411

Total	$419,957	$4,113	$59	$—	$424,129

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2010
Single family mortgage loans:
Non-impaired	$372,793	$—	$—	$—	$372,793
Impaired	—	—	62	—	62

	372,793	—	62	—	372,855
Multifamily mortgage loans:
Non-impaired	17,946	—	—	—	17,946
Impaired	—	—	—	—	—

	17,946	—	—	—	17,946

Total	$390,739	$—	$62	$—	$390,801

Allowance for Loan Losses

The Company’s allowance for loan losses is evaluated based on three classes of loans: (1) loans that are not impaired that are individually evaluated for impairment; (2) loans that are not impaired that are collectively evaluated for impairment and (3) loans that are impaired under ASC 310-10-35, “Receivables – Subsequent Measurement.”

Non-impaired loans individually evaluated for impairment are monitored quarterly to determine if these loans had experienced deterioration in credit quality based upon their payment status and loan grade. If deterioration in credit quality has occurred, the Company evaluates the estimated loss content in the individual loan as compared with the loan’s current carrying value, which includes any related discount.

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

The following tables present an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, at or for the periods indicated:

Allowance Rollforward:

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
Allowance for loan losses:
At or for the Three Months Ended June 30, 2011
Beginning balance	$99	$70	$169
Provision	—	—	—
Charge-offs	—	—	—
Recoveries	—	—	—

Ending balance	$99	$70	$169

At or for the Six Months Ended June 30, 2011
Beginning balance	$31	$—	$31
Provision	68	70	138
Charge-offs	—	—	—
Recoveries	—	—	—

Ending balance	$99	$70	$169

Ending balance: non-impaired loans individually evaluated for impairment	$—	$70	$70

Ending balance: non-impaired loans collectively evaluated for impairment	$68	$—	$68

Ending balance: impaired loans individually evaluated for impairment	$31	$—	$31

Loans:
At June 30, 2011
Ending balance	$407,718	$16,411	$424,129

Ending balance: non-impaired loans individually evaluated for impairment	$339,607	$16,411	$356,018

Ending balance: non-impaired loans collectively evaluated for impairment	$68,052	$—	$68,052

Ending balance: impaired loans individually evaluated for impairment	$59	$—	$59

Allowance Rollforward (continued):

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At December 31, 2010
Allowance for loan losses:
Ending balance	$31	$—	$31

Ending balance: non-impaired loans individually evaluated for impairment	$—	$—	$—

Ending balance: impaired loans individually evaluated for impairment	$31	$—	$31

Loans:
Ending balance	$372,855	$17,946	$390,801

Ending balance: non-impaired loans individually evaluated for impairment	$372,793	$17,946	$390,739

Ending balance: impaired loans individually evaluated for impairment	$62	$—	$62

The following table presents an analysis of the changes in the Company’s allowance for loan losses for the three and six months ended June 30, 2010:

Predecessor
($ in thousands)	At or for the Three Months Ended June 30, 2010	At or for the Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$—	$—
Provision	—	—
Charge-offs	—	—
Recoveries	—	—

Ending balance	$—	$—

The following table presents allowance and nonaccrual ratios at the dates indicated:

	Successor
($ in thousands)	At June 30, 2011	At December 31, 2010
Total loans at end of period	$424,129	$390,801
Ratios:
Allowance for loan losses to total loans	0.04%	0.01%
Allowance for loan losses to nonaccrual loans	286.4%	50.0%
Nonaccrual loans to total loans	0.01%	0.02%

The following tables present information related to impaired loans under ASC 310-10-35, disaggregated by class, for the periods indicated:

Impaired Loans:

	Total		With no related allowance		With an allowance
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2011
Single family mortgage loans	$59	$59	$—	$—	$59	$59	$31
Multifamily mortgage loans	—	—	—	—	—	—	—

Total	$59	$59	$—	$—	$59	$59	$31

	Total		With no related allowance		With an allowance
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2010
Single family mortgage loans	$62	$62	$—	$—	$62	$62	$31
Multifamily mortgage loans	—	—	—	—	—	—	—

Total	$62	$62	$—	$—	$62	$62	$31

The following table presents the average recorded investment of impaired loans and interest income recognized on impaired loans during the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family mortgage loans	$60	$—	$61	$—
Multifamily mortgage loans	—	—	—	—

Total	$60	$—	$61	$—

The Company had one impaired nonaccrual loan at June 30, 2011. The Company did not recognize any interest income related to this loan during the three and six months ended June 30, 2011. The Company would have recorded approximately $1,000 and $2,000 of additional interest income for the three and six months ended June 30, 2011, respectively, if this nonaccrual loan had been performing in accordance with its original terms. At June 30, 2010, the Company did not have any impaired or nonaccrual loans. For the three and six months ended June 30, 2010, the Company did not recognize any interest income related to impaired or nonaccrual loans.

Note 4. Related Party Transactions

The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following tables present the Company’s related party transactions at the dates or for the periods indicated:

	Successor
($ in thousands)	As of June 30, 2011	As of December 31, 2010
Cash and cash equivalents deposited with First Republic	$37,037	$66,344
Advisory fees payable to First Republic	$25	$25

	Successor	Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Mortgage Loans acquired from First Republic
Gross principal	$—	$—	$67,935	$—
Premium	—	—	199	—

Total Mortgage Loans acquired	$—	$—	$68,134	$—

Mortgage Loans sold to First Republic
Gross principal	$—	$—	$—	$4,360
Net unaccreted purchase accounting discount	—	—	—	(181)

Total Mortgage Loans sold	$—	$—	$—	$4,179

Interest income on deposit account with First Republic	$34	$114	$129	$199
Loan servicing fee expense	$277	$159	$518	$333
Advisory fee expense	$25	$25	$50	$50

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2011 and 2010, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, First Republic owned 25,410 shares of the Company’s 10.50% Noncumulative Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the six months ended June 30, 2011 and 2010, there were no purchases of the Company’s outstanding Series A Preferred Stock by First Republic or BANA.

Note 5. Preferred Stock

At June 30, 2011, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at June 30, 2011 and December 31, 2010:

	Successor
($ in thousands)	June 30, 2011	December 31, 2010
Series A — 55,000 shares authorized, issued and outstanding	$55,000	$55,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000	60,000

Total preferred stock	$115,000	$115,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share is equal to (i) $21 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (ii) $14 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (iii) $7 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company, noncumulative dividends at a rate of 10.5% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

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

Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

The following table presents the dividends on preferred stock for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Series A Preferred Stock	$1,444	$1,444	$2,888	$2,888
Series D Preferred Stock	1,087	1,087	2,174	2,174

Total	$2,531	$2,531	$5,062	$5,062

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

Note 6. Common Stock

At June 30, 2011, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock for the six months ended June 30, 2011 and 2010.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Company’s Board of Directors (the “Board of Directors”) out of funds legally available after all preferred dividends have been paid for the full year. The Company expects to pay the holder of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the six months ended June 30, 2011 or 2010.

Note 7. Fair Value of Financial Instruments

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	Successor
	June 30, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$37,037	$37,037	$66,344	$66,344
Mortgage loans, net	$423,960	$424,592	$390,770	$392,645

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

Note 8. Subsequent Events

The Company evaluated the effects of events that have occurred subsequent to the quarter ended June 30, 2011. There have been no material subsequent events that would require recognition in the Company’s 2011 financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting our financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

For the tax year ending December 31, 2011, we expect to be taxed as a real estate investment trust (a “REIT”), and intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our taxable income to stockholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2010 Form 10-K. Forward-looking statements involving such risks and uncertainties include, but are not limited to, statements regarding:

•	Projections of loans, assets, liabilities, revenues, expenses, tax liabilities, net income, liquidity, dividends, capital structure or other financial items;

•	The possibility of earthquakes and other natural disasters affecting the markets in which we operate;

•	Interest rates and credit risk;

•	Descriptions of plans or objectives of management for future operations, products or services;

•	First Republic Bank’s ability to maintain and follow high underwriting standards;

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

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report and our 2010 Form 10-K. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Acquisition of the First Republic Business

After the close of business on June 30, 2010, the current First Republic Bank acquired substantially all of the assets and assumed substantially all of the liabilities of the First Republic division of BANA, including our stock (the “Transaction”). As a result, our assets and liabilities were recorded at fair value on July 1, 2010. The resulting discounts on loans are accreted to interest income over the contractual life of each loan.

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

For a discussion of our accounting policies related to the allowance for loan losses and purchase accounting, refer to “Critical Accounting Policies” in Item 7 of our 2010 Form 10-K.

Results of Operations

Overview

Net income was $4.7 million and $8.9 million for the second quarter of 2011 and six months ended June 30, 2011, respectively, compared with $3.5 million and $7.1 million for the same periods in 2010. The increase in the second quarter of 2011, compared with the same period in 2010 was primarily due to an increase in interest income resulting from higher average loan balances. The ratio of earnings to fixed charges was 1.84x and 1.76x for the second quarter of 2011 and six months ended June 30, 2011, respectively, and 1.38x and 1.40x for the same periods in 2010. The increase in this ratio in the second quarter of 2011 compared to the same period in 2010 is due to higher interest income resulting from higher average loan balances. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income

Total interest income was $4.8 million in the second quarter of 2011 and $9.3 million for the six months ended June 30, 2011 compared with $3.6 million and $7.2 million for the same periods in 2010, respectively. The increases were primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower loan discount accretion. The following table presents the average balances, interest income (which includes discount accretion on loans) and yields on our interest-earning assets for the periods indicated:

	Three Months Ended June 30,
	2011				2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$434,959	$4,741	4.36%	3.71%	$250,156	$3,474	5.57%	4.07%
Cash and cash equivalents	27,249	34	0.50%	0.50%	49,249	114	0.93%	0.93%

Total interest-earning assets	$462,208	$4,775	4.13%	3.53%	$299,405	$3,588	4.81%	3.56%

	Six Months Ended June 30,
	2011				2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$408,545	$9,157	4.48%	3.83%	$255,930	$7,046	5.55%	4.09%
Cash and cash equivalents	52,062	129	0.50%	0.50%	42,309	199	0.95%	0.95%

Total interest-earning assets	$460,607	$9,286	4.03%	3.46%	$298,239	$7,245	4.90%	3.66%

All of our loan yields in the above table are presented net of servicing fees retained by First Republic.

Interest income on mortgage loans was $4.7 million in the second quarter of 2011 and $9.2 million for the six months ended June 30, 2011, compared with $3.5 million and $7.0 million for the same periods in 2010, respectively. The increases were primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower discount accretion.

Interest income on mortgage loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decreases in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 4.36% and 4.48% for the second quarter of 2011 and six months ended June 30, 2011, respectively, compared with 5.57% and 5.55% for the same periods in 2010. Excluding the impact of accretion/amortization, the contractual yield was 3.71% and 3.83% for the second quarter of 2011 and six months ended June 30, 2011, respectively, compared with 4.07% and 4.09% for the same periods in 2010. The net accretion of loan discounts was $614,000 and $1.1 million for the second quarter of 2011 and six months ended

June 30, 2011, respectively, compared with $866,000 and $1.7 million for the same periods in 2010. The total net unaccreted purchase accounting discount was $4.6 million at June 30, 2011, compared with $5.3 million at December 31, 2010 and $6.9 million at June 30, 2010. The net unaccreted discount on loans purchased from First Republic subsequent to the Transaction was $4.4 million at June 30, 2011 and $5.0 million at December 31, 2010.

The weighted average net coupon rate on mortgage loans was 3.71% at June 30, 2011 compared with 4.05% at December 31, 2010. The decrease in the average net coupon rate at June 30, 2011 compared to December 31, 2010 is primarily due to the mortgage loans purchased in March 2011, which were adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”) or London Interbank Offered Rate (“LIBOR”) and had lower coupon rates than the rest of the portfolio.

Interest income on mortgage loans is reduced for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the mortgage loans that First Republic services. Loan servicing fees were $277,000 and $518,000 for the second quarter of 2011 and six months ended June 30, 2011, respectively, compared with $159,000 and $333,000 for the same periods in 2010. The changes in loan servicing fees for these periods were consistent with the changes in average loan balances.

Interest income on cash and cash equivalents was $34,000 and $129,000 for the second quarter of 2011 and six months ended June 30, 2011, respectively, compared with $114,000 and $199,000 for the same periods in 2010. The decrease for the second quarter of 2011 was due to lower average balances and lower interest rates and the decrease for the six months ended June 30, 2011 was due to lower interest rates, partially offset by higher average balances. The average yield on cash and cash equivalents decreased to 0.50% for both the second quarter of 2011 and six months ended June 30, 2011, compared with 0.93% and 0.95% for the same periods in 2010, respectively. The average yield on cash and cash equivalents declined primarily due to lower market rates of interest.

Operating Expense

We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees were $100,000 per annum for 2011 and 2010, or $25,000 per quarter. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, director fees and other stockholder costs. Total general and administrative expenses were $89,000 and $214,000 for the second quarter of 2011 and six months ended June 30, 2011, respectively, and $79,000 and $122,000 for the same periods in 2010. The increase in 2011 general and administrative expenses is mainly due to the new compensation arrangements for directors and higher legal expenses related to regulatory filings.

Financial Condition

Cash and Cash Equivalents

At June 30, 2011 and December 31, 2010, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at June 30, 2011 and December 31, 2010 consisted of both single family and multifamily mortgage loans acquired from First Republic (“Mortgage Loans”). We anticipate that in the future we will continue to acquire all of our loans from First Republic.

We purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At June 30, 2011, approximately $353.5 million of loans, or 85% of our single family loan portfolio, allowed interest-only payments, compared to $326.3 million, or 85% of our single family loan portfolio at December 31, 2010. These loans generally have an initial interest-only term of between five and ten years and had a weighted average remaining interest-only term of 7.2 years at June 30, 2011. These interest-only loans had an average loan-to-value (“LTV”) ratio at June 30, 2011 of approximately 57%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.

At June 30, 2011, loans with the potential for negative amortization were $3.3 million, or 0.8% of the total loan portfolio, compared to $3.5 million, or 0.9% of the total loan portfolio at December 31, 2010. None of the loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at June 30, 2011 or December 31, 2010.

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

We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At June 30, 2011, our Mortgage Loans had a weighted average credit score of 765 (as of the date of origination), and were underwritten using full documentation.

Vintage Analysis

The following table presents a vintage analysis of Mortgage Loans (by carrying value) at June 30, 2011 by year of origination:

($ in thousands)	Year		% of Total	Average Credit	Average
Loan Type	Originated	Balance	Loans	Score	LTV
Single family mortgage loans	2011	$12,195	3%	759	54%
	2010	55,857	13	761	59
	2009	219,732	52	766	57
	2005	11,793	3	760	66
	2004	27,979	6	771	58
	2003	29,064	7	760	56
	2002	19,984	5	771	59
	2001	6,838	1	753	51
	2000 and prior	24,276	6	765	57

Total		407,718	96	765	57

Multifamily mortgage loans	2004	2,056	1		64
	2003	8,936	2		56
	2002	3,669	1		69
	2000 and prior	1,750	—		59

Total		16,411	4		60

Total mortgage loans		$424,129	100%		57%

As shown in the table above, 52% of the Mortgage Loans at June 30, 2011 were originated in 2009. The credit score ratios are weighted averages as of the date of origination. The weighted average LTV ratio on total Mortgage Loans was approximately 57%, based upon the appraised values of the properties at the time the loans were originated.

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

The following table presents an analysis of Mortgage Loans (by carrying value) at June 30, 2011 by property type and geographic location:

	San Francisco Bay Area	New York Metro Area	Los Angeles Area	San Diego Area	Boston Area	Other California Areas		Total
($ in thousands)							Other	Amount	%
Single family	$231,999	$66,632	$47,409	$15,162	$12,918	$4,279	$29,319	$407,718	96%
Multifamily	12,453	815	812	594	—	1,737	—	16,411	4%

Total	$244,452	$67,447	$48,221	$15,756	$12,918	$6,016	$29,319	$424,129	100%

Percent by location	58%	16%	11%	4%	3%	1%	7%	100%

At June 30, 2011, approximately 74% of Mortgage Loans were secured by real estate properties located in California. Future economic, political, natural disasters or other developments in California could adversely affect the value of the loans secured by real estate.

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

Current Accounting Developments

The following accounting pronouncements were issued by the Financial Accounting Standards Board (“FASB”) but are not yet effective.

•

In April 2011, the FASB issued amendments to Accounting Standards Codification (“ASC”) 310-40 “Receivables – Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments and the additional disclosures about troubled debt restructurings required by ASC 310-10, “Receivables – Overall” are effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this new guidance is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

•

In May 2011, the FASB issued amendments to ASC 820-10, “Fair Value Measurement,” which clarify existing fair value measurement requirements. The amendments also change certain fair value measurement principles and require expanded disclosures for certain items measured at fair value or items disclosed at fair value in the notes to the financial statements. These amendments and additional disclosures are effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of adoption of this new guidance on its financial condition, results of operations, cash flows and disclosures in the financial statements.

•

In June 2011, the FASB issued amendments to ASC 220-10, “Comprehensive Income,” which require the presentation of items of net income, items of other comprehensive income and total comprehensive income in either one single statement of comprehensive income or in two separate but consecutive statements. Under these amendments, other comprehensive income may no longer be presented in the statement of changes in stockholders’ equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this new guidance will not have an impact on the Company’s financial condition, results of operations, cash flows and disclosures in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, we have historically maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.84x for the second quarter of 2011, compared with 1.38x for the second quarter of 2010.

Since September 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 68 basis points to 4.13% for the second quarter of 2011, compared with 4.81% for the second quarter of 2010. The decrease in yield was primarily due to declining market rates of interest. The yield on loans decreased 121 basis points in the second quarter of 2011 compared to the same period in 2010 primarily due to declining market interest rates and a reduction in the accretion of loan discounts. Excluding the net discount accretion, the average net contractual yield decreased approximately 36 basis points in the second quarter of 2011 compared to the same period in 2010. The loan portfolio mix by interest rate type at June 30, 2011 was more adjustable compared with December 31, 2010 due to loans purchased in March 2011. ARM loans were 46% of Mortgage Loans at June 30, 2011 and 33% at December 31, 2010. The weighted average remaining contractual maturity of Mortgage Loans was 26 years at June 30, 2011 and 25 years at December 31, 2010.

For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 3.00% at June 30, 2011 representing a decrease of 46 basis points from 3.46% at December 31, 2010 primarily due to the purchase of loans in March 2011.

For intermediate-fixed and fixed rate loans, the balance at June 30, 2011 was $229.5 million, or 54% of total Mortgage Loans, representing a decrease from $260.6 million at December 31, 2010, or 67% of total Mortgage Loans. The weighted average coupon rate for intermediate-fixed rate loans was 4.23% at June 30, 2011, down 3 basis points from 4.26% at December 31, 2010. The weighted average net coupon rate for fixed rate loans was 5.69% at both June 30, 2011 and December 31, 2010.

The following table presents an analysis of Mortgage Loans at June 30, 2011 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans: (3)
COFI	$152,733	3.14%	1	37%
CMT (4)	14,022	2.56	6	3
Prime	856	6.88	2	—
LIBOR	27,023	2.22	1	6

Total ARMs	194,634	3.00	1	46

Intermediate-fixed:
12 months to 36 months	30,775	4.35	35	7
37 months to 60 months	187,040	4.20	41	44
Greater than 60 months	—	—	—	—

Total intermediate-fixed	217,815	4.23	40	51

Total adjustable rate loans	412,449	3.66	22	97
Fixed rate loans	11,680	5.69		3

Total loans	$424,129	3.71%		100%

(1)	Weighted average
(2)	Net of servicing fees retained by First Republic
(3)	Includes loans with reset periods of 12 months or less
(4)	One-Year Treasury

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of June 30, 2011:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$37,037	$—	$—	$—	$—	$—	$37,037
Loans, net	212,704	28,853	83,372	97,752	1,279	—	423,960
Other assets	—	—	—	—	—	1,374	1,374

Total assets	249,741	28,853	83,372	97,752	1,279	1,374	$462,371

Other liabilities	—	—	—	—	—	135	$135
Stockholders’ equity	—	—	—	—	—	462,236	462,236

Total liabilities and equity	—	—	—	—	—	462,371	$462,371

Repricing gap — positive (negative)	$249,741	$28,853	$83,372	$97,752	$1,279	$(460,997)

Cumulative repricing gap:
Dollar amount	$249,741	$278,594	$361,966	$459,718	$460,997

Percent of total assets	54.0%	60.3%	78.3%	99.4%	99.7%

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in nor, to our knowledge, currently threatened with any material legal proceedings.

Item 1A. Risk Factors.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Any of the risks described in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

12	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 11, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i)	Balance Sheets,
(ii)	Statements of Income,
(iii)	Statements of Changes in Stockholders’ Equity,
(iv)	Statements of Cash Flows and
(v)	related notes.

^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date: August 11, 2011	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date: August 11, 2011	By:	/s/ MICHAEL J. ROFFLER
Michael J. Roffler
Vice President,
Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
12	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 11, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i)	Balance Sheets,
(ii)	Statements of Income,
(iii)	Statements of Changes in Stockholders’ Equity,
(iv)	Statements of Cash Flows and
(v)	related notes.

^	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.