Form 10-Q
period 2011-09-30
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2011-11-10
CIK 1143834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2011 was 30,538,277 shares.

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

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)
BALANCE SHEETS
(Unaudited)

	Successor
($ in thousands)	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$66,422	$66,344
Single family mortgage loans	382,653	372,855
Multifamily mortgage loans	15,589	17,946
Total mortgage loans (Note 3)	398,242	390,801
Less: Allowance for loan losses	(568)	(31)
Mortgage loans, net	397,674	390,770
Accrued interest receivable	1,231	1,379
Prepaid expenses	9	—
Total Assets	$465,336	$458,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable on preferred stock	$1,444	$—
Advisory fees payable to First Republic (Note 4)	25	25
Other payables	121	54
Total Liabilities	1,590	79
Stockholders’ Equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000	55,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Common stock, $0.01 par value per share; 100,000,000 shares authorized, 30,538,277 shares issued and outstanding at September 30, 2011 and December 31, 2010	305	305
Additional paid-in capital	342,421	342,421
Retained earnings	6,020	688
Total Stockholders’ Equity	463,746	458,414
Total Liabilities and Stockholders’ Equity	$465,336	$458,493
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)
STATEMENTS OF INCOME
(Unaudited)

		Successor		Predecessor
($ in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Six Months Ended June 30, 2010
Interest income:
Interest on loans	$4,490	$4,375	$13,647	$7,046
Interest on interest-earning deposit	52	67	181	199
Total interest income	4,542	4,442	13,828	7,245
Provision for loan losses	399	—	537	—
Interest income after provision for loan losses	4,143	4,442	13,291	7,245
Operating expense:
Advisory fees payable to First Republic (Note 4)	25	25	75	50
General and administrative	77	84	291	122
Total operating expense	102	109	366	172
Net income	4,041	4,333	12,925	7,073
Dividends on preferred stock (Note 5)	2,531	2,531	7,593	5,062
Net income available to common stockholder	$1,510	$1,802	$5,332	$2,011
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor
Balance as of December 31, 2009	$115,000	$305	$177,539	$3,585	$296,429
Net income	—	—	—	7,073	7,073
Dividends on preferred stock	—	—	—	(5,062)	(5,062)
Balance as of June 30, 2010	115,000	305	177,539	5,596	298,440

	Successor
Purchase accounting adjustments	—	—	6,319	(5,596)	723
Capital contribution of loans	—	—	155,000	—	155,000
Net income	—	—	—	4,333	4,333
Dividends on preferred stock	—	—	—	(2,531)	(2,531)
Balance as of September 30, 2010	$115,000	$305	$338,858	$1,802	$455,965

Balance as of December 31, 2010	$115,000	$305	$342,421	$688	$458,414
Net income	—	—	—	12,925	12,925
Dividends on preferred stock	—	—	—	(7,593)	(7,593)
Balance as of September 30, 2011	$115,000	$305	$342,421	$6,020	$463,746
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority Owned Subsidiary of First Republic Bank)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
($ in thousands)	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended June 30, 2010
Operating activities:
Net income	$12,925	$4,333	$7,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	537	—	—
(Accretion) amortization of net loan discount/premium	(767)	(262)	10
Accretion of purchase accounting discount	(1,077)	(204)	(1,704)
Decrease (increase) in accrued interest receivable	148	(615)	21
(Increase) decrease in prepaid expenses	(9)	9	(16)
Decrease in payable to Bank of America, N.A.	—	—	(100)
Increase in other payables	67	6	4
Net cash provided by operating activities	11,824	3,267	5,288

Investing activities:
Loans acquired from First Republic	(68,134)	(38,943)	—
Proceeds from loans sold to First Republic	—	—	4,179
Proceeds from principal payments on loans	62,537	18,349	15,609
Net cash (used for) provided by investing activities	(5,597)	(20,594)	19,788

Financing activities:
Dividends paid on preferred stock	(6,149)	(1,087)	(5,062)
Net cash used for financing activities	(6,149)	(1,087)	(5,062)
Increase (decrease) in cash and cash equivalents	78	(18,414)	20,014
Cash and cash equivalents at beginning of period	66,344	51,129	31,115
Cash and cash equivalents at end of period	$66,422	$32,715	$51,129

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$1,444	$1,444	$—
Capital contribution of loans	$—	$155,000	$—
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
As a result of the transactions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor”) (as of September 30, 2011 and December 31, 2010, for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010), and the period after the Bank of America Acquisition (“Predecessor”) (six months ended June 30, 2010). The Predecessor and Successor periods have been separated by vertical lines on the face of the financial statements to highlight the fact that the financial information has been prepared under different historical cost bases of accounting, and therefore, are not comparable.
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
At September 30, 2011, the Company had issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

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
Loan discounts were established in purchase accounting, as Mortgage Loans were recorded at fair value on January 1, 2009 and July 1, 2010. In addition, the Company acquires loans from First Republic, which may include discounts or premiums from the unpaid principal balance of the loans. For the three and nine months ended September 30, 2011 and three months ended September 30, 2010, loan discounts are accreted as a yield adjustment over the contractual life of each loan using a level yield methodology. If a loan prepays prior to maturity, the remaining loan discount is recognized in interest income at the time of repayment. For the six months ended June 30, 2010, loan discounts were accreted to interest income over the estimated lives of the loans.
For a complete discussion of the Company’s accounting policies related to loans, refer to Note 2 and Note 4 to the financial statements of the Company’s 2010 Form 10-K.
Statement of Cash Flows
In connection with the closing of the Transaction, the Company recorded purchase accounting adjustments during the third quarter of 2010. (See Note 1.) These adjustments were recorded as noncash adjustments to equity.
For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the three and nine months ended September 30, 2011, for the three months ended September 30, 2010 and for the six months ended June 30, 2010.
Accounting Standards Adopted in 2011

During the nine months ended September 30, 2011, the following pronouncements were adopted by the Company:

•
In July 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification ("ASC") 310-10, “Receivables - Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities' credit risk exposure. The disclosures required as of the balance sheet date were effective as of December 31, 2010 and were included in the Company's 2010 Form 10-K. The disclosures required for activity during the period became effective January 1, 2011 and are included in Note 3. The adoption of these additional disclosures did not have a significant impact on the Company's financial condition, results of operations or cash flows.

•
In April 2011, the FASB issued amendments to ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments and the additional disclosures about troubled debt restructurings required by ASC 310-10 became effective on July 1, 2011 and are included in Note 3. The adoption of this new guidance did not have a significant impact on the Company's financial condition, results of operations or cash flows.

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

•
In June 2011, the FASB issued amendments to ASC 220-10, “Comprehensive Income,” which require the presentation of items of net income, items of other comprehensive income and total comprehensive income in either one single statement of comprehensive income or in two separate but consecutive statements. Under these amendments, other comprehensive income may no longer be presented in the statement of changes in stockholders' equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this new guidance will not have an impact on the Company's financial condition, results of operations, cash flows and disclosures in the financial statements.

•
In September 2011, the FASB issued amendments to ASC 350-20, “Intangibles - Goodwill and Other - Testing Goodwill for Impairment,” which gives entities the option to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity does not need to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have an impact on the Company's financial condition, results of operations, cash flows and disclosures in the financial statements.

Note 3. Loans
The Company’s Mortgage Loans are secured by single family and multifamily real estate properties located primarily in California. The Mortgage Loans generally mature over periods of up to thirty years. At September 30, 2011, approximately 74% of Mortgage Loans (by carrying value) were secured by real estate properties located in California, compared with 76% at December 31, 2010. Future economic, political, natural disasters or other developments in California could adversely affect the value of Mortgage Loans. At September 30, 2011 and December 31, 2010, 85% of single family loans contain an interest-only payment feature. These loans generally have an interest-only term ranging between five and ten years.

The following table presents the gross principal, net unaccreted purchase accounting discount, net unaccreted discount on Mortgage Loans acquired from First Republic and carrying value of the Mortgage Loans at September 30, 2011 and December 31, 2010:

	Successor
($ in thousands)	September 30, 2011	December 31, 2010
Single family mortgage loans
Unpaid principal balance	$390,560	$382,608
Net unaccreted purchase accounting discount	(3,826)	(4,706)
Net unaccreted discount on mortgage loans acquired from First Republic	(4,081)	(5,047)
Total	382,653	372,855
Multifamily mortgage loans
Unpaid principal balance	15,993	18,547
Net unaccreted purchase accounting discount	(404)	(601)
Total	15,589	17,946
Total carrying value of mortgage loans	398,242	390,801
Less:
Allowance for loan losses	(568)	(31)
Mortgage loans, net	$397,674	$390,770
Credit Quality
A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following tables present an aging analysis of loans and loans on nonaccrual status, by class, as of September 30, 2011 and December 31, 2010:

Loan Aging:
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At September 30, 2011
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$381,718	$381,718	$—	$—
Impaired	—	—	—	—	935	935	—	935
	—	—	—	—	382,653	382,653	—	935
Multifamily mortgage loans:
Non-impaired	—	—	—	—	15,589	15,589	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	15,589	15,589	—	—
Total	$—	$—	$—	$—	$398,242	$398,242	$—	$935

Loan Aging (continued):

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater Than 90 Days Past Due and Accruing	Nonaccrual
At December 31, 2010
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$372,793	$372,793	$—	$—
Impaired	—	—	62	62	—	62	—	62
	—	—	62	62	372,793	372,855	—	62
Multifamily mortgage loans:
Non-impaired	—	—	—	—	17,946	17,946	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	17,946	17,946	—	—
Total	$—	$—	$62	$62	$390,739	$390,801	$—	$62
At September 30, 2011 and December 31, 2010, there were no loans that were troubled debt restructurings.

The following tables present the recorded investment in loans, by credit quality indicator and by class, at September 30, 2011 and December 31, 2010:

Credit Quality Indicators:
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2011
Single family mortgage loans:
Non-impaired	$379,319	$2,399	$—	$—	$381,718
Impaired	—	—	935	—	935
	379,319	2,399	935	—	382,653
Multifamily mortgage loans:
Non-impaired	13,883	1,706	—	—	15,589
Impaired	—	—	—	—	—
	13,883	1,706	—	—	15,589
Total	$393,202	$4,105	$935	$—	$398,242

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2010
Single family mortgage loans:
Non-impaired	$372,793	$—	$—	$—	$372,793
Impaired	—	—	62	—	62
	372,793	—	62	—	372,855
Multifamily mortgage loans:
Non-impaired	17,946	—	—	—	17,946
Impaired	—	—	—	—	—
	17,946	—	—	—	17,946
Total	$390,739	$—	$62	$—	$390,801

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

The following tables present an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, at or for the periods indicated:

Allowance Rollforward:
($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
Allowance for loan losses:
At or for the Three Months Ended September 30, 2011
Beginning balance	$99	$70	$169
Provision	394	5	399
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$493	$75	$568
At or for the Nine Months Ended September 30, 2011
Beginning balance	$31	$—	$31
Provision	462	75	537
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$493	$75	$568
Ending balance: non-impaired loans individually evaluated for impairment	$11	$75	$86
Ending balance: non-impaired loans collectively evaluated for impairment	$84	$—	$84
Ending balance: impaired loans individually evaluated for impairment	$398	$—	$398
Loans:
At September 30, 2011
Ending balance	$382,653	$15,589	$398,242
Ending balance: non-impaired loans individually evaluated for impairment	$313,756	$15,589	$329,345
Ending balance: non-impaired loans collectively evaluated for impairment	$67,962	$—	$67,962
Ending balance: impaired loans individually evaluated for impairment	$935	$—	$935

Allowance Rollforward (continued):

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At December 31, 2010
Allowance for loan losses:
Ending balance	$31	$—	$31
Ending balance: non-impaired loans individually evaluated for impairment	$—	$—	$—
Ending balance: impaired loans individually evaluated for impairment	$31	$—	$31
Loans:
Ending balance	$372,855	$17,946	$390,801
Ending balance: non-impaired loans individually evaluated for impairment	$372,793	$17,946	$390,739
Ending balance: impaired loans individually evaluated for impairment	$62	$—	$62
The following table presents an analysis of the changes in the Company’s allowance for loan losses for the periods indicated:

	Successor	Predecessor
($ in thousands)	At or for the Three Months Ended September 30, 2010	At or for the Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$—	$—
Provision	—	—
Charge-offs	—	—
Recoveries	—	—
Ending balance	$—	$—

The following table presents allowance and nonaccrual ratios at the dates indicated:

	Successor
($ in thousands)	At September 30, 2011	At December 31, 2010
Total loans at end of period	$398,242	$390,801
Ratios:
Allowance for loan losses to total loans	0.14%	0.01%
Allowance for loan losses to nonaccrual loans	60.7%	50.0%
Nonaccrual loans to total loans	0.23%	0.02%

The following tables present information related to impaired loans under ASC 310-10-35, disaggregated by class, for the periods indicated:

Impaired Loans:
	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2011
Single family mortgage loans	$935	$954	$—	$—	$935	$954	$398
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$935	$954	$—	$—	$935	$954	$398

	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2010
Single family mortgage loans	$62	$62	$—	$—	$62	$62	$31
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$62	$62	$—	$—	$62	$62	$31

The following table presents the average recorded investment of impaired loans and interest income recognized on impaired loans during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family mortgage loans	$278	$2	$148	$2
Multifamily mortgage loans	—	—	—	—
Total	$278	$2	$148	$2
The Company had two impaired nonaccrual loans at September 30, 2011. While these impaired loans were on nonaccrual status, the Company recognized approximately $2,000 of interest income related to these loans during both the three and nine months ended September 30, 2011. The Company would have recorded approximately $1,000 and $3,000 of additional interest income for the three and nine months ended September 30, 2011, respectively, had these loans been on accrual status. At September 30, 2010, the Company did not have any impaired or nonaccrual loans. For the three months ended September 30, 2010 and six months ended June 30, 2010 the Company did not recognize any interest income related to impaired or nonaccrual loans.

Note 4. Related Party Transactions
The Company’s related party transactions include the acquisition of Mortgage Loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following tables present the Company’s related party transactions at the dates or for the periods indicated:

	Successor
($ in thousands)	At September 30, 2011	At December 31, 2010
Cash and cash equivalents deposited with First Republic	$66,422	$66,344
Advisory fees payable to First Republic	$25	$25

	Successor			Predecessor
($ in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Six Months Ended June 30, 2010
Mortgage Loans acquired from First Republic
Gross principal	$—	$199,498	$67,935	$—
Net unearned (discount) premium	—	(5,555)	199	—
Total Mortgage Loans acquired	$—	$193,943	$68,134	$—
Mortgage Loans sold to First Republic
Gross principal	$—	$—	$—	$4,360
Net unaccreted purchase accounting discount	—	—	—	(181)
Total Mortgage Loans sold	$—	$—	$—	$4,179

Interest income on deposit account with First Republic	$52	$67	$181	$199
Loan servicing fee expense	$264	$234	$782	$333
Advisory fee expense	$25	$25	$75	$50
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
The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2011 and 2010, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, First Republic owned 25,410 shares of the Company’s 10.50% Noncumulative Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. For the nine months ended September 30, 2011, the three months ended September 30, 2010 and six months ended June 30, 2010, there were no purchases of the Company’s outstanding Series A Preferred Stock by First Republic.

Note 5. Preferred Stock
At September 30, 2011, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at September 30, 2011 and December 31, 2010:

	Successor
($ in thousands)	September 30, 2011	December 31, 2010
Series A — 55,000 shares authorized, issued and outstanding	$55,000	$55,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Total preferred stock	$115,000	$115,000
In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock have been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock are redeemable at a cash redemption price equal to the liquidation preference plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share is equal to (i) $21 if the date of redemption is after June 1, 2011 but on or prior to June 1, 2012; (ii) $14 if the date of redemption is after June 1, 2012 but on or prior to June 1, 2013; and (iii) $7 if the date of redemption is after June 1, 2013 but on or prior to June 1, 2014. No redemption premium shall be payable if the date of redemption is after June 1, 2014. Holders of the Series A Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors of the Company (the "Board of Directors"), noncumulative dividends at a rate of 10.50% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, are payable semiannually in arrears on June 30 and December 30 of each year.

In June 2003, the Company issued 2,400,000 shares of 7.25% Noncumulative Perpetual Series D Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”). The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock have been redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.
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
Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.
The following table presents the dividends on preferred stock for the periods indicated:

	Successor			Predecessor
($ in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Six Months Ended June 30, 2010
Series A Preferred Stock	$1,444	$1,444	$4,332	$2,888
Series D Preferred Stock	1,087	1,087	3,261	2,174
Total	$2,531	$2,531	$7,593	$5,062

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

Note 6. Common Stock
At September 30, 2011, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock for the nine months ended September 30, 2011, for the three months ended September 30, 2010 and six months ended June 30, 2010.
The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year. The Company expects to pay the holder of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the nine months ended September 30, 2011, the three months ended September 30, 2010 or the six months ended June 30, 2010.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010:

	Successor
	September 30, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$66,422	$66,422	$66,344	$66,344
Mortgage loans, net	$397,674	$404,010	$390,770	$392,645
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

Note 8. Subsequent Events
The Company evaluated the effects of events that have occurred subsequent to the quarter ended September 30, 2011. There have been no material subsequent events that would require recognition in the Company’s financial statements as of September 30, 2011 or for the three and nine months ended September 30, 2011 or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
This discussion summarizes the significant factors affecting our financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
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

Results of Operations
The following discussion is presented on the combined basis of the Successor and Predecessor periods for 2010. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations for an entire period to be analyzed to comparable periods.
Overview
Net income was $4.0 million for the three months ended September 30, 2011, compared to $4.3 million for the three months ended September 30, 2010. The decrease was primarily due to an increase in the provision for loan losses. Net income was $12.9 million for the nine months ended September 30, 2011, compared to $11.4 million for the nine months ended September 30, 2010. The increase was primarily due to increases in interest income resulting from higher average loan balances, partially offset by an increase in the provision for loan losses.
The ratio of earnings to fixed charges was 1.60x and 1.70x for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, and 1.71x and 1.50x for the same periods in 2010. The increase in this ratio for the nine months ended September 30, 2011, compared with the same period in 2010 was due to higher interest income resulting from higher average loan balances. Preferred stock dividend payments were 100% of fixed charges.

Total Interest Income
Total interest income was $4.5 million for the three months ended September 30, 2011, compared to $4.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, total interest income was $13.8 million, compared to $11.7 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower loan discount accretion. The following table presents the average balances, interest income (which includes discount accretion on loans) and yields on our interest-earning assets for the periods indicated:

	Three Months Ended September 30,
	2011				2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$410,086	$4,490	4.37%	3.61%	$372,309	$4,375	4.69%	4.09%
Cash and cash equivalents	52,901	52	0.39%	0.39%	33,357	67	0.80%	0.80%
Total interest-earning assets	$462,987	$4,542	3.92%	3.25%	$405,666	$4,442	4.37%	3.82%

	Nine Months Ended September 30,
	2011				2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$409,064	$13,647	4.44%	3.76%	$295,149	$11,421	5.16%	4.06%
Cash and cash equivalents	52,345	181	0.46%	0.46%	39,292	266	0.91%	0.91%
Total interest-earning assets	$461,409	$13,828	3.99%	3.39%	$334,441	$11,687	4.66%	3.70%
All of our loan yields in the above table are presented net of servicing fees retained by First Republic.
Interest income on mortgage loans was $4.5 million for the three months ended September 30, 2011, compared to $4.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest income on mortgage loans was $13.6 million, compared to $11.4 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower discount accretion.
Interest income on mortgage loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decreases in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 4.37% and 4.44% for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, compared to 4.69% and 5.16% for the same periods in 2010.
Excluding the impact of accretion/amortization, the contractual yield was 3.61% and 3.76% for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, compared to 4.09% and 4.06% for the same periods in 2010. The net accretion of loan discounts was $706,000 for the three months ended September 30, 2011, compared to $466,000 for the three months ended September 30, 2010. The increase was due to higher loan repayments. The net accretion of loan discounts was $1.8 million for the nine months ended September 30, 2011, compared to $2.2 million for the nine months ended September 30, 2010. The total net unaccreted purchase accounting discount was $4.2 million at September 30, 2011, compared to $5.3 million at December 31, 2010 and $5.8 million at September 30, 2010. The net unaccreted discount on loans purchased from First Republic subsequent to the Transaction was $4.1 million at September 30, 2011, compared to $5.0 million at December 31, 2010 and $5.3 million at September 30, 2010.
The weighted average net coupon rate on mortgage loans was 3.60% at September 30, 2011, compared to 4.05% at December 31, 2010. The decrease in the average net coupon rate at September 30, 2011 compared to December 31, 2010 is primarily due to the mortgage loans purchased in March 2011, which were adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”) or London Interbank Offered Rate (“LIBOR”) and had lower coupon rates than the rest of the portfolio.

Interest income on mortgage loans is reduced for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the mortgage loans that First Republic services. Loan servicing fees were $264,000 and $782,000 for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, compared to $234,000 and $567,000 for the same periods in 2010. The increases in loan servicing fees for these periods were consistent with the increases in average loan balances.
Interest income on cash and cash equivalents was $52,000 and $181,000 for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, compared to $67,000 and $266,000 for the same periods in 2010. The decrease for the three and nine months ended September 30, 2011 was primarily due to lower interest rates, partially offset by higher average balances. The average yield on cash and cash equivalents decreased to 0.39% and 0.46% for the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, compared to 0.80% and 0.91% for the same periods in 2010, respectively. The average yield on cash and cash equivalents declined primarily due to lower market rates of interest.
Provision for Loan Losses
The provision for loan losses was $399,000 for the three months ended September 30, 2011 and $537,000 for the nine months ended September 30, 2011, compared to $0 for the same periods in 2010. The increase in the provision for both periods in 2011 is primarily due to several loans that have been downgraded.
Operating Expense
We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees were $100,000 per annum for 2011 and 2010, or $25,000 per quarter. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.
General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, legal and professional fees, director fees and other stockholder costs. Total general and administrative expenses were $77,000 and $291,000 for the three and nine months ended September 30, 2011, respectively, compared to $84,000 and $206,000 for the same periods in 2010. The increase in general and administrative expenses for the nine months ended September 30, 2011 was mainly due to the new compensation arrangements for directors and higher expenses related to regulatory filings.

Financial Condition
Cash and Cash Equivalents
At September 30, 2011 and December 31, 2010, cash and cash equivalents consisted primarily of a money market account held at First Republic.
Mortgage Loans
The loan portfolio at September 30, 2011 and December 31, 2010 consisted of both single family and multifamily mortgage loans acquired from First Republic (“Mortgage Loans”). We anticipate that in the future we will continue to acquire all of our loans from First Republic.
We purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At September 30, 2011, approximately $330.9 million of loans, or 85% of our single family loan portfolio, allowed interest-only payments, compared to $326.3 million, or 85% of our single family loan portfolio at December 31, 2010. These loans generally have an initial interest-only term of between five and ten years and had a weighted average remaining interest-only term of 6.9 years at September 30, 2011. These interest-only loans had an average loan-to-value (“LTV”) ratio at September 30, 2011 of approximately 57%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.
At September 30, 2011, loans with the potential for negative amortization were $3.3 million, or 0.8% of the total loan portfolio, compared to $3.5 million, or 0.9% of the total loan portfolio at December 31, 2010. None of the loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at September 30, 2011 and December 31, 2010.

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
We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At September 30, 2011, our Mortgage Loans had a weighted average credit score of 766 (as of the date of origination), and were underwritten using full documentation.
Vintage Analysis
The following table presents a vintage analysis of Mortgage Loans (by carrying value) at September 30, 2011 by year of origination:

($ in thousands)	Year Originated	Balance	% of Total Loans	Average Credit Score	Average LTV
Single family mortgage loans	2011	$12,182	3%	759	54%
	2010	55,780	14	761	59
	2009	200,578	50	765	57
	2005	11,801	3	764	66
	2004	26,235	7	773	57
	2003	27,889	7	764	57
	2002	19,125	5	773	58
	2001	5,327	1	755	52
	2000 and prior	23,736	6	778	58
Total		382,653	96	766	57
Multifamily mortgage loans	2004	1,364	—		65
	2003	8,862	2		56
	2002	3,641	1		69
	2000 and prior	1,722	1		61
Total		15,589	4		60
Total mortgage loans		$398,242	100%		58%
The credit score ratios are weighted averages as of the date of origination. The weighted average LTV ratio on total Mortgage Loans was approximately 58%, based upon the appraised values of the properties at the time the loans were originated.
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

The following table presents an analysis of Mortgage Loans (by carrying value) at September 30, 2011 by property type and geographic location:

	San Francisco Bay Area	New York Metro Area	Los Angeles Area	San Diego Area	Boston Area	Other California Areas		Total
($ in thousands)							Other	Amount	%
Single family	$215,613	$62,338	$45,729	$13,045	$12,922	$3,962	$29,044	$382,653	96%
Multifamily	11,663	808	806	590	—	1,722	—	15,589	4%
Total	$227,276	$63,146	$46,535	$13,635	$12,922	$5,684	$29,044	$398,242	100%
Percent by location	57%	16%	12%	3%	3%	2%	7%	100%
At September 30, 2011, approximately 74% of Mortgage Loans were secured by real estate properties located in California. Future economic, political, natural disasters or other developments in California could adversely affect the value of the loans secured by real estate.
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

Current Accounting Developments
The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”) but are not yet effective.

•
In May 2011, the FASB issued amendments to Accounting Standards Codification ("ASC") 820-10, “Fair Value Measurement,” which clarify existing fair value measurement requirements. The amendments also change certain fair value measurement principles and require expanded disclosures for certain items measured at fair value or items disclosed at fair value in the notes to the financial statements. These amendments and additional disclosures are effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of adoption of this new guidance on its financial condition, results of operations, cash flows and disclosures in the financial statements.

•
In June 2011, the FASB issued amendments to ASC 220-10, “Comprehensive Income,” which require the presentation of items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or in two separate but consecutive statements. Under these amendments, other comprehensive income may no longer be presented in the statement of changes in stockholders’ equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this new guidance will not have an impact on the Company’s financial condition, results of operations, cash flows and disclosures in the financial statements.

•
In September 2011, the FASB issued amendments to ASC 350-20, “Intangibles - Goodwill and Other - Testing Goodwill for Impairment,” which gives entities the option to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity does not need to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have an impact on the Company's financial condition, results of operations, cash flows and disclosures in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk Management
We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from Mortgage Loans. To meet dividend payments, we have historically maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.60x for the three months ended September 30, 2011, compared to 1.71x for the three months ended September 30, 2010.
Since December 2007, interest rates have generally fallen. The yield on total interest-earning assets decreased 45 basis points to 3.92% for the three months ended September 30, 2011, compared to 4.37% for the three months ended September 30, 2010. The decrease in yield was primarily due to declining market rates of interest. The yield on loans decreased 32 basis points for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to declining market interest rates offset by an increase in the accretion of loan discounts. Excluding the net discount accretion, the average net contractual yield decreased 48 basis points for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
The loan portfolio mix by interest rate type at September 30, 2011 was more adjustable compared with December 31, 2010 due to loans purchased in March 2011. ARM loans were 47% of Mortgage Loans at September 30, 2011 and 33% at December 31, 2010. The weighted average remaining contractual maturity of Mortgage Loans was 25 years at September 30, 2011 and December 31, 2010. For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 2.86% at September 30, 2011 representing a decrease of 60 basis points from 3.46% at December 31, 2010, primarily due to the purchase of loans in March 2011.
For intermediate-fixed and fixed rate loans, the balance at September 30, 2011 was $210.2 million, or 53% of total Mortgage Loans, representing a decrease from $260.6 million at December 31, 2010, or 67% of total Mortgage Loans. The weighted average coupon rate for intermediate-fixed rate loans was 4.17% at September 30, 2011, down 9 basis points from 4.26% at December 31, 2010. The weighted average net coupon rate for fixed rate loans was 5.70% at September 30, 2011 and 5.69% at December 31, 2010.
The following table presents an analysis of Mortgage Loans at September 30, 2011 by interest rate type:

($ in thousands)	Balance	Net Coupon (1) (2)	Months to Next Reset (1)	% of Total Loans
ARM loans: (3)
COFI	$148,240	3.01%	1	38%
CMT (4)	13,912	2.53	6	3
Prime	866	1.75	1	—
LIBOR	25,045	2.13	1	6
Total ARMs	188,063	2.86	1	47
Intermediate-fixed:
12 months to 36 months	70,725	4.26	34	18
37 months to 60 months	127,889	4.12	40	32
Greater than 60 months	1,278	4.45	61	—
Total intermediate-fixed	199,892	4.17	38	50
Total adjustable rate loans	387,955	3.54	20	97
Fixed rate loans	10,287	5.70		3
Total loans	$398,242	3.60%		100%
 __________________

(1)	Weighted average

(2)	Net of servicing fees retained by First Republic

(3)	Includes loans with reset periods of 12 months or less

(4)	One-Year Treasury

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of September 30, 2011:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$66,422	$—	$—	$—	$—	$—	$66,422
Loans, net	206,953	24,049	97,708	67,419	1,545	—	397,674
Other assets	—	—	—	—	—	1,240	1,240
Total assets	273,375	24,049	97,708	67,419	1,545	1,240	$465,336
Other liabilities	—	—	—	—	—	1,590	$1,590
Stockholders’ equity	—	—	—	—	—	463,746	463,746
Total liabilities and equity	—	—	—	—	—	465,336	$465,336
Repricing gap — positive (negative)	$273,375	$24,049	$97,708	$67,419	$1,545	$(464,096)
Cumulative repricing gap:
Dollar amount	$273,375	$297,424	$395,132	$462,551	$464,096
Percent of total assets	58.7%	63.9%	84.9%	99.4%	99.7%

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by SEC rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101^
The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)	Balance Sheets,

(ii)	Statements of Income,

(iii)	Statements of Changes in Stockholders’ Equity,

(iv)	Statements of Cash Flows and

(v)	related notes.

___________________

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
FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date:	November 10, 2011	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date:	November 10, 2011	By:	/s/ MICHAEL J. ROFFLER
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

101^
The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)	Balance Sheets,

(ii)	Statements of Income,

(iii)	Statements of Changes in Stockholders’ Equity,

(iv)	Statements of Cash Flows and

(v)	related notes.
___________________

^
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.