Form 10-K
period 2011-12-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2012-03-15
CIK 1143834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-33461
________________________________
FIRST REPUBLIC PREFERRED
CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1971389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 Pine Street, 2nd Floor San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 392-1400
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the book value per share of such common equity as of June 30, 2011 was $0.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 29, 2012 was 30,538,277.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

EXPLANATORY NOTE
Throughout this document, the “Company,” “we,” “our” or “us” refers to First Republic Preferred Capital Corporation, “MLFSB” refers to Merrill Lynch Bank & Trust Co., FSB and “BANA” refers to Bank of America, N.A. In addition, throughout this document, “First Republic” means the business of First Republic Bank:

•
as conducted as an independent institution, including the Company and First Republic’s other subsidiaries, from 1985 until its acquisition in September 2007 by MLFSB, a subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”);

•
as conducted as a separate division within MLFSB, and, following MLFSB’s merger into BANA effective as of November 2009, as a separate division of BANA, a subsidiary of Bank of America Corporation (“Bank of America”), in each case including the Company and any other subsidiaries acquired in the 2007 transaction; and

•
as conducted by First Republic Bank, a California-chartered commercial bank that acquired the First Republic division of BANA effective upon the close of business on June 30, 2010, including the Company and all other subsidiaries acquired in such transaction.

PART I
Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors.” Forward-looking statements involving such risks and uncertainties include, but are not limited to, statements regarding:

•	Projections of loans, assets, liabilities, revenues, expenses, tax liabilities, net income, liquidity, dividends, capital structure or other financial items;

•	The possibility of earthquakes and other natural disasters affecting the markets in which we operate;

•	Interest rate and credit risk;

•	Descriptions of plans or objectives of management for future operations, products or services;

•	First Republic’s ability to maintain and follow high underwriting standards;

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

Item 1. Business.

General

First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999 by First Republic for the purpose of raising capital. The Company is a majority-owned subsidiary of First Republic. First Republic owned 100% of our outstanding shares of common stock at September 21, 2007, when Merrill Lynch acquired all of the outstanding shares of First Republic’s common stock and we became a wholly-owned subsidiary of MLFSB, a federal stock savings bank, which was itself a wholly-owned subsidiary of Merrill Lynch.
On January 1, 2009, Merrill Lynch was acquired by Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch, including MLFSB and the Company, became indirect subsidiaries of Bank of America. On November 2, 2009, MLFSB was merged into BANA. As a result of such merger, BANA replaced MLFSB as our direct parent and holder of all our outstanding common stock. This transaction did not alter the carrying value of our assets or liabilities.
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
The Transaction was completed after the close of business on June 30, 2010. Effective July 1, 2010, First Republic replaced BANA as the direct parent and holder of all of our common stock. First Republic acquired our common stock from BANA at net book value. As of July 1, 2010, First Republic had authorized classes of preferred stock in connection with the exchange feature of the 10.50% Perpetual, Exchangeable, Noncumulative Series A Preferred Stock (“Series A Preferred Stock”) and 7.25% Noncumulative Perpetual Series D Preferred Stock (“Series D Preferred Stock”). In connection with the Transaction, our Board of Directors approved and adopted amendments to the Certificates of Designations of our preferred stock, which were effective immediately following the closing of the Transaction. The amendments updated references to the new parent company and its primary regulator, updated references to the Advisory Agreement and Master Loan Purchase and Servicing Agreement and made other non-substantive and conforming changes. As a result of the Transaction, during the third quarter of 2010, we recorded purchase accounting adjustments to record mortgage loans at fair value as of July 1, 2010, with a corresponding adjustment to additional paid-in capital. The purchase accounting adjustments did not impact cash flows.
At December 31, 2011, all of our 30,538,277 issued and outstanding shares of common stock, par value $0.01 per share, were owned by First Republic. Earnings per share data is not presented, as our common stock is not publicly traded. At the end of 2011, we had declared and paid to First Republic cash dividends on our common stock in an aggregate amount of $35.0 million. During 2011, higher than expected loan repayments resulted in high levels of cash accumulating on our balance sheet. The special capital distribution was in excess of our 2011 net taxable earnings.
Following regulatory approval of the redemption by the Federal Deposit Insurance Corporation (the “FDIC”), on January 27, 2012, we issued a notice to redeem all of the outstanding shares of our Series A Preferred Stock. The redemption occurred on February 28, 2012. See Note 9 "Subsequent Events" to “Item 8. Financial Statements and Supplementary Data” for further information regarding the redemption of our Series A Preferred Stock.

Our principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively referred to herein as the “Mortgage Assets”). The Mortgage Assets presently held by us are loans secured by single family and multifamily real estate properties that were acquired from First Republic. We expect that all, or substantially all, of our Mortgage Assets will continue to be mortgage loans acquired from First Republic. We have elected to be taxed as a REIT and intend to make distributions to our stockholders such that we are relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.
General Description of Mortgage Assets
Mortgage Assets. As of December 31, 2011 and 2010, our Mortgage Assets consisted of mortgage loans originated by First Republic and secured by single family (one-to-four unit) homes and multifamily properties. The aggregate unpaid principal balance of those loans was $375.0 million and $401.2 million as of December 31, 2011 and 2010, respectively.
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
Each single family mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single family (one-to-four unit) residential properties, including shares allocated to a dwelling unit in a residential cooperative housing corporation. Real estate properties underlying single family mortgage loans consist of individual dwelling units, individual cooperative apartment units, individual condominium units, two-to-four family dwelling units, planned unit developments and townhouses. We currently expect that most of the single family mortgage loans acquired will be adjustable rate or intermediate fixed-rate mortgage loans; however, we may also purchase longer-term fixed-rate single family mortgage loans.
Multifamily Mortgage Loans. Our multifamily mortgage loans are primarily for established buildings in the urban neighborhoods of San Francisco. The buildings used as collateral for our multifamily loans generally are operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated, the properties are close to employment opportunities generally and rent levels are appropriate for the target occupants. Typically, the borrowers are property owners who are experienced at managing these properties. Our current policy is not to acquire multifamily mortgage loans if total multifamily mortgage loans, together with commercial mortgage loans, if any, would constitute more than 15% of our total Mortgage Assets immediately following such acquisition.
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
Management Policies and Programs
As discussed elsewhere in this report, First Republic administers our Mortgage Assets. In doing so, First Republic has a high degree of autonomy. Our Board of Directors, however, has adopted certain policies to guide the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of our Board of Directors without a vote of our stockholders.
Asset Acquisition Policies. Currently, we anticipate purchasing Mortgage Assets comprised primarily of single family mortgage loans and multifamily mortgage loans, although we may purchase commercial real estate mortgages and other types of Mortgage Assets. Although not required to do so, we expect to acquire all or substantially all of these Mortgage Assets from First Republic. As a majority-owned subsidiary of First Republic, we acquire loans from First Republic at prices equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. We intend to acquire only performing loans from First Republic. However, currently neither we nor First Republic, have specific policies with respect to our acquisition from First Republic of particular loans or pools of loans, other than our requirement that these assets must be eligible to be held by a REIT. We may from time to time in the future acquire Mortgage Assets from unrelated third parties. To date, we have not purchased, or entered into any agreements, arrangements or adopted any procedures to purchase, Mortgage Assets from unrelated third parties. However, First Republic has purchased Mortgage Assets from unrelated third parties, and these assets are eligible to be purchased by us. We anticipate purchasing Mortgage Assets from unrelated third parties only if First Republic does not have amounts or types of Mortgage Assets sufficient to meet our requirements.
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
Capital and Leverage Policies. If our Board of Directors decides that additional funding is required, we may seek to raise funds through equity offerings or debt financings. We may also seek to retain cash that otherwise would be used to pay dividends, but only after considering the consequences of such action under the provisions of the Internal Revenue Code requiring a REIT to distribute at least 90% of its taxable income to our stockholders. Our taxable income excludes accretion of loan discounts, amortization of loan premiums, provision for loan losses (net of loan charge-offs), and is calculated after the deduction for dividends paid on preferred stock and after taking into account taxes that would be imposed on undistributed taxable income.
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
We may also issue additional preferred stock. We are prohibited, however, from issuing preferred stock ranking senior to our Series D Preferred Stock without consent of holders of at least two-thirds of each of the respective classes of outstanding preferred stock and without the approval of a majority of our independent directors. Because our articles of incorporation do not prohibit or otherwise restrict First Republic or its affiliates from holding or voting our preferred stock, First Republic may be in a position to affect significantly the outcome of any future vote by the holders of our preferred stock. First Republic has advised us that, at December 31, 2011, it owned approximately $25.4 million of our Series A Preferred Stock, all of which was subsequently redeemed on February 28, 2012. See Note 9 "Subsequent Events" to “Item 8. Financial Statements and Supplementary Data” for information regarding the redemption of our Series A Preferred Stock.
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
Conflicts of interest between First Republic and us may arise in connection with making decisions that bear upon the credit arrangements that First Republic may have with a borrower. Conflicts of interest may arise in connection with actions taken by First Republic as our controlling stockholder. It is our intention and the intention of First Republic that any agreements and transactions between us, on the one hand, and First Republic, on the other hand, including, without limitation, the loan purchase and servicing agreement, are fair to both parties and are consistent with market terms for such types of transactions. The loan purchase and servicing agreement provides that First Republic must perform foreclosures and dispositions of our mortgage loans with a view toward maximizing the recovery by us, and that it must service our mortgage loans with a view toward our interests. However, there can be no assurance that any such agreement or transaction in fact will be on terms as favorable to us as would have been obtained from unaffiliated third parties.
There are no provisions in our articles of incorporation limiting any of our officers, directors, security holders or affiliates from having any direct or indirect interest in any Mortgage Assets to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring, holding or managing such Mortgage Assets. As described elsewhere in this report, we expect that First Republic will have direct interests in transactions with us, including, without limitation, the transfer of Mortgage Assets to us. We do not currently anticipate, however, that any of our officers or directors will have any interests in such Mortgage Assets.
Insurance Policies. First Republic follows what it believes to be standard practices in the mortgage banking industry by requiring borrowers to obtain and thereafter to maintain insurance covering fire and casualty losses with respect to the mortgaged properties, but not requiring insurance coverage for natural disasters such as earthquakes. We believe that the properties underlying our mortgage loans are insured adequately against fire and casualty losses.
Other Policies. We do not intend to make direct investments in real estate or to own other interests in real estate, except as a result of foreclosure proceedings related to Mortgage Assets. We do not intend to invest in securities such as bonds, preferred stock and common stock or in the securities of or other interests in entities engaged in real estate activities, although we are permitted under REIT guidelines to invest up to 25% of our portfolio in eligible real estate securities, including shares or interests in other REITs and partnership interests. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Therefore, we do not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, our officers, directors or other affiliates.
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
Currently, we intend to make investments and to operate our business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT. Future economic, market, legal, regulatory, tax or other considerations, however, may cause our Board of Directors, subject to approval by a majority of the independent directors, to determine that it is in our best interests and in the best interest of our stockholders to revoke our REIT status. Currently, we do not intend to revoke our status as a REIT.
The investment and operating policies described above may be revised from time to time at the discretion of our Board of Directors without a vote of our stockholders.
Regulation
We are a majority-owned subsidiary of First Republic. First Republic is subject to extensive regulation, supervision and examination by the FDIC and the California Department of Financial Institutions (the “DFI”).
If First Republic were to become “undercapitalized” under “prompt corrective action” initiatives, the FDIC has the authority to require, among other things, that First Republic or we alter, reduce or terminate any activity that the FDIC determines poses an excessive risk to First Republic. We do not believe that our activities currently pose, or in the future will pose, such a risk to First Republic; however, there can be no assurance in that regard. For more information about actions that the FDIC and the DFI could take, see “Item 1A. Risk Factors—Bank regulators may limit our ability to implement our business plan and may restrict the ability to pay dividends.”
Moreover, our Series D Preferred Stock is automatically exchangeable for Noncumulative Perpetual Series N Preferred Stock of First Republic upon the occurrence of one of the following events: (i) First Republic becomes “undercapitalized” under regulations established pursuant to the Federal Deposit Insurance Act, as amended, (ii) the FDIC or the DFI directs in writing that an exchange occur because it anticipates that First Republic may in the near term become undercapitalized or (iii) First Republic is placed into bankruptcy, reorganization, conservatorship or receivership. In an exchange, holders of our Series D Preferred Stock would receive non-cumulative, perpetual, non-voting preferred stock of First Republic ranking equally upon issuance with the most senior preferred stock of First Republic then outstanding. If such an exchange occurs, holders of our preferred stock would own an investment in First Republic and not in us at a time when First Republic’s financial condition is deteriorating or First Republic may have been placed into conservatorship or receivership.
We maintain a separate corporate existence from First Republic. If First Republic were placed into receivership or conservatorship by the FDIC, the FDIC would control First Republic. There can be no assurance that these regulators would not cause First Republic, as sole holder of our common stock, to take action adverse to the interest of holders of our preferred shares.
Description of Loan Portfolio
General. Except for certain home loans purchased by First Republic in 1998, our mortgage loans were originated by First Republic in the ordinary course of its real estate lending activities. Our mortgage loans consisted solely of single family mortgage loans through the first quarter of 2003. Beginning in the second quarter of 2003, we began acquiring multifamily mortgages using the proceeds from the Series D Preferred Stock offering. At December 31, 2011, our mortgage loans (by carrying value) totaled $367.8 million, of which $352.3 million were secured by single family real estate properties and $15.4 million were secured by multifamily properties. At December 31, 2010, our mortgage loans (by carrying value) totaled $390.8 million, of which $372.9 million were secured by single family real estate properties and $17.9 million were secured by multifamily real estate properties.
At December 31, 2011, our mortgage loans had interest rates generally ranging from 2.68% to 7.56% per annum and a weighted average coupon rate of 3.54% per annum. Our mortgage loans were originated between March 1987 and March 2011, and the average original term to stated maturity was approximately 29 years. The weighted average number of years from origination of the loans through December 31, 2011 was approximately 4 years, and the weighted average remaining term was approximately 25 years. At December 31, 2010, our mortgage loans had rates generally ranging from 2.95% to 7.56%, a weighted average coupon rate of 4.05% per annum, a weighted average number of years from origination of 4 years and a weighted average remaining term of approximately 25 years.
The weighted average loan-to-value (“LTV”) ratio for our mortgage loans was approximately 58% and 54% at December 31, 2011 and 2010, respectively, based on the appraised value at the time of origination.
Interest Rate Types. Our mortgage loans consist of adjustable and fixed interest rate types, which are described in more detail below. The interest rate types for adjustable rate mortgage (“ARM”) loans include Monthly Eleventh District Cost of Funds Index (“COFI”) ARM, One-Year Constant Maturity Treasury (“CMT”) ARM, Prime ARM and London Interbank Offered Rate (“LIBOR”) ARM; intermediate fixed-rate types, which are adjustable after an initial period, include 5/1 Year ARM, 7/1 Year ARM, 10/1 Year ARM, and 5/5 Year ARM; and fixed interest rate types include 15-Year Fixed and 30-Year Fixed.
The interest rate on an ARM typically is tied to either the COFI, CMT, Prime or LIBOR index and is adjustable periodically. A majority of our mortgage loans have adjustable interest rate types. At December 31, 2011, 50% (by carrying value) of our mortgage loans were ARMs that bear interest at rates that adjust within one year, and 47% were intermediate fixed-rate loans that bear interest rates that are fixed for an initial period and then adjust after the initial period. Generally, ARMs are subject to lifetime interest rate caps and periodic interest rate caps.
The interest rate on an ARM generally includes a “gross margin,” which is a fixed percentage that is added to the loan’s index in order to calculate the interest rate to be paid by the borrower (without taking into account any interest rate caps or minimum interest rates). “Gross margin” is not applicable to longer-term fixed-rate mortgage loans.
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
For intermediate fixed-rate loans (5/1 Year ARMs, 7/1 Year ARMs and 10/1 Year ARMs), the interest rate is fixed at an initial rate for a certain amount of years (five, seven or ten years), after which time the loan generally converts to a monthly or One-Year ARM. At December 31, 2011, these loans comprised 47% of our mortgage loans, compared to 63% at December 31, 2010.
Underwriting Standards. First Republic has represented to us that all of our mortgage loans were originated or subsequently underwritten generally in accordance with the underwriting policies customarily employed by First Republic during the period in which the mortgage loans were originated or purchased by First Republic, as applicable.
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
The approval process for each type of mortgage loan includes on-site appraisals of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of commercial mortgage loans. Generally, First Republic lends up to 80% of the appraised value at the time of origination of single family residential owner-occupied dwellings. The maximum LTV ratio at origination generally applied by First Republic, for multifamily mortgage loans, has been 75% of the lesser of the appraised value of the property or the sale price and, for commercial mortgage loans, has been 70% of the lesser of the appraised value of the property or the sale price.
Substantially all fixed-rate mortgage loans originated by First Republic contain a “due-on-sale” clause providing that First Republic may declare a mortgage loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of First Republic. Generally, First Republic’s ARMs are assumable by a borrower determined to be qualified by First Republic.
Geographic Distribution; Loan Size. At December 31, 2011, approximately 75% of our mortgage loans, based on carrying value, were secured by properties located in California. Consequently, our loan portfolio would be particularly affected by adverse developments in California, including economic, political and business developments and natural catastrophes such as storms or earthquakes, to the extent any such developments may affect the ability or willingness of property owners in that state to make payments of principal and interest on our mortgage loans. Historically, First Republic has emphasized and specialized in the origination of loans that are nonconforming as to size.
Insurance. First Republic requires title insurance policies protecting the priority of First Republic’s liens for all mortgage loans and fire and casualty insurance for mortgage loans. Generally, for any single family mortgage loan in an amount exceeding 80% of the appraised value of the security property, First Republic requires mortgage insurance from an independent mortgage insurance company. At the time of origination of the single family mortgage loans, each of the primary mortgage insurance policy insurers was approved by Fannie Mae or Freddie Mac. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each single family mortgage loan in an amount equal to the maximum replacement cost of the improvements securing such single family mortgage loan or the principal balance of such single family mortgage loan, whichever is less. If the real estate property underlying a single family mortgage loan is located in a flood zone, the loan may also be covered by a flood insurance policy as required by law. We do not maintain any special hazard insurance policy or mortgagor bankruptcy insurance with respect to single family mortgage loans, nor is any single family mortgage loan insured by the Federal Housing Administration or guaranteed by the Veterans Administration.
Our Relationship with First Republic
Amended and Restated Master Loan Purchase and Servicing Agreement. We acquire mortgage loans from First Republic and First Republic services our mortgage loans pursuant to an Amended and Restated Master Loan Purchase and Servicing Agreement (the “loan purchase and servicing agreement”). First Republic, as servicer, retains a servicing fee equal to 0.25% per annum calculated monthly based on the gross average outstanding principal balances of loans in the loan portfolio.
The loan purchase and servicing agreement requires First Republic to service our mortgage loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by us and, in the case of single family mortgage loans, with Fannie Mae and Freddie Mac guidelines and procedures. The loan purchase and servicing agreement requires First Republic to service our mortgage loans with a view toward our interests. First Republic collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims, and initiates and supervises foreclosure proceedings on the mortgage loans it services for us. First Republic also provides accounting and reporting services we require for our mortgage loans.

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

First Republic has substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2011, First Republic owned approximately $15.7 billion of single family mortgage loans (including home equity lines of credit), $2.4 billion of multifamily mortgage loans and $2.8 billion of other loans secured by real estate (each based on unpaid principal balance). In its single family mortgage loan business, historically, First Republic has originated loans and then sold or securitized a portion of such loans to investors in the secondary market, while generally retaining the rights to service the loans. At December 31, 2011, in addition to loans serviced for its own portfolio, First Republic serviced mortgage loans having an aggregate principal balance of approximately $3.4 billion.
The advisory agreement had an initial term of one year, and it has been and will be renewed for additional one-year periods unless we terminate the advisory agreement, which we may do at any time upon 90 days’ prior written notice to First Republic. First Republic cannot refuse our request to renew the advisory agreement. As long as any of our preferred stock remains outstanding, any decision by us either to renew the advisory agreement or to terminate the advisory agreement must be approved by a majority of our Board of Directors, as well as by a majority of our independent directors. During 2011, First Republic received an annual advisory fee equal to $100,000 payable in equal quarterly installments with respect to the advisory and management services. For the calendar year 2012, the Company and First Republic have maintained the fee at $100,000, payable in equal quarterly installments. That fee may be increased with the approval of a majority of our Board of Directors, including a majority of our independent directors.
As a result of our relationship with First Republic, certain conflicts of interest may arise with respect to transactions, including future acquisitions of Mortgage Assets from First Republic, servicing our mortgage loans, future dispositions of Mortgage Assets to First Republic, and the renewal, termination or modification of the advisory agreement or the loan purchase and servicing agreement.
Employees
Currently, we have no employees. We do not anticipate that we will require any employees because we have retained First Republic to perform certain functions pursuant to the loan purchase and servicing agreement and the advisory agreement. However, we have five executive officers who are described in "Item 10. Directors, Executive Officers and Corporate Governance." Each of our executive officers is a current or former employee of First Republic. We maintain corporate records and audited financial statements that are separate from those of First Republic. Currently, none of our officers or directors have any direct or indirect pecuniary interest in any Mortgage Asset owned by us, and we do not expect any of our officers, directors or employees (if any) to have any direct or indirect pecuniary interest in any Mortgage Asset acquired or disposed of in any transaction in which we have an interest or will engage in acquiring, holding and managing Mortgage Assets. However, there is no provision in our articles of incorporation prohibiting such persons from having direct or indirect interests in our mortgage loans. See “Item 1. Business—Management Policies and Programs—Conflict of Interest Policies.”
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
Qualification as a REIT
We elected to be taxed as a REIT commencing with our initial taxable year ended December 31, 1999 and intend to comply with the provisions of the Internal Revenue Code with respect thereto. We qualify as a REIT if at least 90% of our taxable income is distributed to stockholders and as long as certain assets, income and stock ownership tests are met. For 2011, 2010 and 2009, all Internal Revenue Code requirements for a REIT were met.
First Republic is the holder of 100% of our outstanding common stock. Prior to First Republic, BANA and, prior to BANA, MLFSB were the holders of such shares. Accordingly, we are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market. From 2004 to 2010, the dividend on the common stock owned by First Republic, BANA and MLFSB was treated as a consent dividend under Section 565 of the Internal Revenue Code. For each year prior to 2004, we paid 100% of our net taxable earnings as cash dividends to the holders of our common stock. In 2011, we paid cash dividends in excess of our net taxable earnings.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible, free of charge, on the SEC’s website, www.sec.gov, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC.
Item 1A. Risk Factors
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
Overall, during 2011, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. Although the economic conditions in the markets in which we operate and the United States as a whole have improved since the recession that lasted from December 2007 through June 2009, there can be no assurance that these conditions will continue to improve. These conditions may again decline in the near future. Concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect us by affecting our customers with European businesses or assets denominated in the euro or companies in our markets with European businesses or affiliates. Any unfavorable change in the general business environment in which we operate, in the United States as a whole or abroad could adversely affect our business, results of operations or financial condition.
The markets in which we operate are subject to the risk of earthquakes and other natural disasters.
Approximately 75% of our mortgage loans (by carrying value) as of December 31, 2011 were secured by real estate collateral located in California. California has had and will continue to have major earthquakes in many areas, including the San Francisco Bay Area, where a significant portion of the collateral and assets of our borrowers are concentrated, and the Southern California coastal regions. California is also prone to brush and forest fires and other natural disasters. A number of these properties are uninsured from such occurrences. Borrowers are not required to and may not insure for these hazards other than fire damage. In addition to disruption of our operations, if there is a major earthquake, flood, fire or other natural disaster, we will face the risk that many of our borrowers may experience uninsured property losses or sustained job interruption or loss that may impair materially their ability to meet the terms of their loan obligations. If an earthquake or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. A major earthquake, flood, fire or other natural disaster in our California markets could materially adversely affect our business, results of operations or financial condition.
Our loan portfolio is concentrated geographically in California, particularly San Francisco, and the Northeastern United States, and poor economic conditions in these areas could adversely affect our operations.
A significant portion of our residential and multifamily mortgage loan portfolios are comprised of borrowers located primarily in Northern and Southern California, and the New York/New England area. Local economic conditions in these areas can have a significant impact on our loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Our loan portfolio is concentrated in California in general and the San Francisco Bay Area in particular. As of December 31, 2011, approximately 75% of our loans (by carrying value) were secured by real estate located in California and approximately 58% of our loans (by carrying value) were secured by real estate in and around the San Francisco Bay Area. Over the past several years, the national real estate market experienced a significant decline in value, and the value of California real estate in particular declined significantly more than real estate values in the United States as a whole. This decline has had an adverse impact on some of our mortgage loan borrowers and on the value of the collateral securing many of our loans. This decline may continue to affect borrowers and collateral values, which could affect adversely our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions may negatively affect our business, results of operations or financial condition.
Our results will be affected by factors beyond our control.
The value of our mortgage loans and the amount of cash flow generated by our portfolio will be affected by a number of factors beyond our control. These factors may include the following:

•
the condition of the national economy and the local economies of the regions in which our borrowers live, including the recent economic downturn and the financial and credit crisis, particularly insofar as they affect interest rates and real estate values;

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
Our mortgage loans are concentrated in single family residential mortgage loans, including non-conforming adjustable rate, interest-only and jumbo mortgages, and borrowers may be more likely to default if mortgage credit is not readily available.
Approximately 96% of our mortgage loans are secured by single family residences. Disruptions in capital markets and the deterioration in housing markets and general economic conditions caused residential real estate lenders to tighten underwriting standards and adjust loan pricing. These actions have reduced the availability of mortgage credit to borrowers and may have contributed to the significant increase in the number of homeowners who became delinquent on their home loans. This reduction in available mortgage credit may continue if capital markets, housing markets and general economic conditions do not continue to improve. In addition, the United States Congress may consider reforms to the federal government’s involvement in the housing market. Reforms could include reducing the scale of Fannie Mae’s and Freddie Mac’s secondary purchases of residential mortgage loans or winding down these entities entirely and cutting back or eliminating the Federal Home Loan Bank system. Such reforms could raise interest rates for residential mortgage loans and reduce available mortgage credit. Any reductions in available mortgage credit could impair the ability of borrowers to repay their loans if they are not able to restructure or refinance their loans when needed. In particular, as of December 31, 2011, approximately 50% of our mortgage loans are ARM loans, and 47% are intermediate fixed-rate loans that will adjust within one to five years in the future. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. The inability of borrowers to refinance their loans, particularly while experiencing increases in the monthly payment on their loan amounts, increases the risk that borrowers will become delinquent and ultimately default on their loans and could, consequently, adversely affect our business, results of operations or financial condition.
Properties securing our real estate loans are concentrated in the United States’ largest metropolitan areas, which could be the target of terrorist attacks.
88% of the properties securing our real estate loans (by carrying value) are located in the San Francisco Bay Area, and the New York, Los Angeles and Boston metropolitan areas. These areas have been and may continue to be the target of terrorist attacks. A successful, major terrorist attack in one of these areas could severely disrupt our operations and cause losses to loans secured by properties in these areas. Such an attack would therefore adversely affect our business, results of operations or financial condition.
We may encounter delays and obstacles in liquidating defaulted mortgage loans.
Even assuming that the mortgaged properties underlying our mortgage loans provide adequate security for our mortgage loans, we could encounter substantial delays in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds. Until we receive the proceeds, we will be unable to acquire new mortgage loans or other Mortgage Assets that produce income that can be used to pay dividends to the holders of our preferred stock.
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
We may not be able to continue to purchase loans at the same volumes or with the same yields as we have purchased historically.
Although not required to do so, to date we have purchased all of the loans in our portfolio from First Republic. Almost all of these loans were originated by First Republic. The quantity and quality of future loan originations by First Republic will depend on conditions in the markets in which First Republic operates, particularly real estate values and interest rates. Consequently, we cannot provide assurance that First Republic will be able to originate loans at the same volumes or with the same yields as it has originated historically. If the volume of loans originated by First Republic declines or the yields on those loans decline further, we would experience a material adverse effect on our business, financial condition and results of operations.
We are subject to interest rate risk.
An increase in interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses, which may materially and adversely affect our business, results of operations or financial condition.
Prolonged lower interest rates may adversely affect our net income and ability to pay dividends.
Our income consists of interest earned on our mortgage loans and short-term investments. A significant portion of our mortgage loans bear interest at adjustable rates. Prolonged lower interest rates, particularly medium and longer-term rates, may have an adverse impact on the composition of our earning assets and income available to stockholders. Among other things, a period of prolonged lower rates may cause prepayments to increase as our mortgage loan borrowers seek to refinance existing home loans. Such an increase in prepayments would likely result in a decrease in the weighted average yield of our earning assets, and may cause difficulties in purchasing additional Mortgage Assets bearing rates sufficient to support the payment of dividends on preferred stock. Although we are permitted to do so, we do not currently hedge our interest rate exposure and do not expect to do so. Because the dividend rates on the preferred stock are fixed, a significant and sustained decline in interest rates could materially adversely affect our ability to pay dividends on preferred stock.
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
We may acquire different kinds of mortgage loans in the future, which could be riskier than the loans we hold currently.
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
We have acquired mortgage loans from First Republic and, although we are not required to do so, we expect to continue to acquire all mortgage loans from First Republic in the future. If First Republic were to relax its credit policies, for example, by lowering the credit quality standards it applies, or increasing the LTV ratios it accepts, the mortgages purchased subsequently would be riskier investments. If these riskier mortgages result in greater losses in our mortgage loan portfolio, our business, results of operations or financial condition may be adversely affected.
We are dependent upon First Republic as advisor and servicer.
First Republic is involved in virtually every aspect of our business. We have no employees because we have retained First Republic to perform all necessary functions pursuant to the advisory agreement and the loan purchase and servicing agreement. Accordingly, we are dependent upon First Republic for the selection, structuring and monitoring of Mortgage Assets as well as on the officers and employees of First Republic, as advisor. In addition, we are dependent upon the expertise of First Republic, as servicer, for the servicing of our mortgage loans. Neither the advisory agreement nor the loan purchase and servicing agreement resulted from arm’s-length negotiations. We also face significant restrictions on obtaining such services from third parties; the termination of the advisory agreement and the loan purchase and servicing agreement with First Republic requires the affirmative vote of a majority of our Board of Directors, a majority of which is composed of directors and officers of First Republic. With the approval of a majority of our independent directors, First Republic, as advisor and servicer, may subcontract all or a portion of its obligations under these agreements to non-affiliates involved in the business of managing mortgage assets. In the event First Republic subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services. If First Republic does not adequately support our business as advisor and servicer, our business, results of operations or financial condition may be adversely affected.
Our relationship with First Republic creates conflicts of interest.
First Republic is the holder of 100% of our common stock. First Republic is, and is expected to continue to be, involved in virtually every aspect of our operations. First Republic will administer our day-to-day activities in its role as advisor under the advisory agreement. First Republic also acts as servicer of our mortgage loans under the loan purchase and servicing agreement. In addition, other than the independent directors, all of our officers and directors are also officers, former officers or directors of First Republic. Their compensation is paid by First Republic, and they have substantial responsibilities in connection with their work as employees, officers or directors of First Republic. As the holder of 100% of our outstanding voting shares, First Republic has the right to elect all of the directors, including the independent directors.
First Republic has interests that are dissimilar to or in conflict with our interests. Consequently, conflicts of interest arise with respect to our transactions with First Republic, including without limitation: acquiring Mortgage Assets from First Republic; servicing our mortgage loans; and renewing, terminating or modifying the advisory agreement or the loan purchase and servicing agreement. It is our intention and the intention of First Republic that any agreements and transactions between us, on the one hand, and First Republic, on the other hand, are fair to both parties and consistent with market terms, including the price to acquire Mortgage Assets or in connection with servicing our mortgage loans. There is a requirement in the terms of the preferred stock that a majority of the independent directors must approve certain of our actions to ensure fair dealings between First Republic and us, although the independent directors are appointed by First Republic. There can be no assurance, however, that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.
Although not required to do so, we acquire all Mortgage Assets from First Republic under the loan purchase and servicing agreement. We do not have independent underwriting criteria for the loans that we purchase and rely on First Republic’s underwriting standards for loan originations. Those criteria may change over time. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by First Republic’s employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we increase significantly our allowance for loan losses, each of which could adversely affect our net income. The Board of Directors has adopted certain policies to guide the acquisition and disposition of assets, but these policies may be revised from time to time at the discretion of the Board of Directors without a vote of stockholders. We intend to acquire in the future all or substantially all Mortgage Assets from First Republic on terms that are comparable to those that could be obtained from unrelated third parties, but we cannot provide assurance that this will always be the case.
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
We are subject to certain operational risks, including but not limited to data processing system failures and errors and mortgage loan borrowers' fraud. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse effect on our business, results of operations or financial condition.
If we were to fail to qualify as a REIT for any reason, we would be subject to U.S. federal income tax at regular corporate rates.
In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our taxable income. We may retain the remainder of our taxable income or all or part of our net capital gain, but will be subject to U.S. federal income tax at regular corporate rates on that income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gains net income for the calendar year and (iii) 100% of any undistributed income from prior periods. Under certain circumstances, federal or state regulatory authorities may restrict our ability, as a subsidiary of First Republic, to make distributions to our stockholders in an amount necessary to retain our REIT qualification. Such a restriction could result in us failing to qualify as a REIT. To the extent our taxable income may exceed the actual cash received for a particular period, we may not have sufficient liquidity to make distributions necessary to retain our REIT qualification or may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if then prevailing market conditions are not favorable for such a borrowing. Such borrowings could adversely affect our results of operations or financial condition.
In addition, to maintain our status as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, at any time during the last half of each taxable year. We believe that we satisfy currently, and expect to continue to satisfy, this requirement because for this purpose our common stock held by First Republic is treated as held by First Republic’s shareholders. However, we must also have 100 or more stockholders in order to meet the beneficial ownership requirements of a qualified REIT. We may have difficulty monitoring the daily ownership and constructive ownership of our outstanding shares and, therefore, we cannot assure that we will continue to meet the beneficial ownership requirement. In addition, while the fact that our preferred stock may be redeemed or exchanged will not affect our REIT status prior to any redemption or exchange, the redemption or exchange of all or a part of the preferred stock could adversely affect our ability to satisfy the beneficial ownership requirements in the future.
If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on taxable income at regular corporate rates. As a result, the amount available for distribution to stockholders, including the holders of preferred stock, would be reduced for the year or years involved, and we would not be subject to the REIT requirement to distribute substantially all of our net taxable income. In addition, unless entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure to qualify as a REIT would reduce net earnings available for distribution to stockholders, including holders of preferred stock, because of the additional federal tax liability for the year or years involved. Failure to qualify as a REIT would neither by itself give us the right to redeem the preferred stock, nor would we give the holders of the preferred stock the right to have their shares redeemed.
Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations, including actions by banking regulators as discussed below, may determine that it is in our best interest and in the best interest of holders of our common stock and preferred stock to revoke our REIT election. The tax law generally prohibits electing treatment as a REIT for the four taxable years following the year of any such revocation.
Bank regulators may limit our ability to implement our business plan and may restrict the ability to pay dividends.
Because we are a majority-owned subsidiary of First Republic, the FDIC and the DFI have the right to examine us and our activities and under certain circumstances, to impose restrictions on First Republic or us that could impact our ability to conduct business according to our business plan, which could materially adversely affect our financial condition or results of operations. Such regulatory actions might include the following:

•
Upon the occurrence of one of the following events: (i) First Republic becomes “undercapitalized” under regulations established pursuant to the Federal Deposit Insurance Act, as amended, (ii) the FDIC or the DFI directs in writing that an exchange occur because it anticipates that First Republic may in the near term become undercapitalized or (iii) First Republic is placed into bankruptcy, reorganization, conservatorship or receivership, our Series D Preferred Stock would be automatically exchangeable for Noncumulative Perpetual Series N Preferred Stock of First Republic. In an exchange, holders of our Series D Preferred Stock would receive non-cumulative, perpetual, non-voting preferred stock of First Republic ranking equally upon issuance with the most senior preferred stock of First Republic then outstanding. If such an exchange occurs, holders of our preferred stock would own an investment in First Republic and not in us at a time when First Republic’s financial condition is deteriorating or First Republic may have been placed into conservatorship or receivership.

•
If First Republic’s regulators were to determine that First Republic’s relationship to us results in an unsafe and unsound banking practice, the regulators could restrict our ability to acquire or transfer assets, make distributions to stockholders, including dividends on the preferred stock, or redeem the preferred stock or even require First Republic to sever its relationship with or divest its ownership interest in us. These types of actions potentially could have a material adverse effect on our financial condition and results of operations.

•	First Republic’s regulators could limit or prohibit the payment of dividends on our preferred stock, if it is

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
Proposals to change the laws and regulations governing the banking industry are introduced in Congress frequently, in the state legislatures and before the various bank regulatory agencies. Most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, significantly restructured the financial regulatory regime in the United States. Although we do not expect the Dodd-Frank Act to affect our business significantly, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us or the financial services industry generally. More generally, these or other proposals may limit our revenues in businesses, impose fees or taxes on us, or intensify the regulatory supervision of us and the financial services industry and, if adopted, may have a material adverse effect on our business operations, income, and/or competitive position.
If we lose our exemption under the Investment Company Act, it could have a material adverse effect on us.
We believe that we are not, and intend to conduct our operations so as not to be, required to register as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests. Under current interpretations of the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate related assets. The assets that we may acquire therefore may be limited by the provisions of the Investment Company Act. The Investment Company Act does not treat cash and cash equivalents as either Qualifying Interests or other real estate related assets.
Based on the criteria outlined above, we believe that at December 31, 2011 our Qualifying Interests exceeded 80% of the estimated fair market value of our total assets. As a result, we believe that we are not required to register as an investment company under the Investment Company Act. We do not intend, however, to seek an exemptive order, no-action letter or other form of interpretive guidance from the SEC on this position. If the SEC were to take a different position with respect to whether our assets constitute Qualifying Interests, we could be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company, or (ii) to register as an investment company, either of which could have a material adverse effect on our ability to make dividend payments and, accordingly, the trading price of our preferred stock. Further, in order to ensure that we at all times continue to qualify for the above exemption from the Investment Company Act, we may be required at times to adopt less efficient methods of financing certain assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company. Failure to maintain our Investment Company Act exemption could adversely affect our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
We neither own nor lease any property.

Item 3. Legal Proceedings.
Currently, we are not involved in nor, to our knowledge, threatened with any material legal proceedings.

Item 4. Mine Safety Disclosures.
None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
There is no established trading market for our common stock, and our common stock is not listed on any exchange or automated quotation system. At December 31, 2011, we were authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 30,538,277 shares of common stock were outstanding and owned by First Republic. Currently, we expect to pay to holders of our common stock an aggregate amount of dividends equal to not less than 90% of our taxable income in order to remain qualified as a REIT. Generally, dividends on common stock cannot be paid for periods in which less than full dividends are paid on our preferred stock. At the end of 2011, we had declared and paid to First Republic cash dividends on our common stock in an aggregate amount of $35.0 million. During 2011, higher than expected loan repayments resulted in high levels of cash accumulating on our balance sheet. The special capital distribution was in excess of our 2011 net taxable earnings and reduced our cash balance in order to maintain real estate assets greater than 80% of the estimated fair market value of our total assets to continue to qualify for exemption from registration under the Investment Company Act.
At the end of 2010 and 2009, we had declared dividends of $3.9 million and $121,000, respectively, in each case representing 100% of our taxable income. The dividends paid to First Republic in 2010 and to BANA in 2009 were treated as consent dividends under Section 565 of the Internal Revenue Code.
Series A Preferred Stock
In June 1999, we completed a private offering of 55,000 shares of our Series A Preferred Stock and received proceeds of $55 million. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock was not registered under the Securities Act or any other applicable securities law. The Series A Preferred Stock may not be resold, pledged or otherwise transferred by the purchaser or any subsequent holder except (A)(i) to a person whom the transferor reasonably believes is a Qualified Institutional Buyer (“QIB”) in a transaction meeting the requirements of Rule 144A under the Securities Act; (ii) to institutional accredited investors (of the type described in Rule 501(a)(1) or (3) under the Securities Act) in transactions exempt from the registration requirements of the Securities Act; or (iii) pursuant to the exemption from registration under the Securities Act provided by Rule 144 (if available), and (B) in accordance with all applicable securities laws of the states of the United States. The Series A Preferred Stock was not listed on any national securities exchange or national securities association. The Series A Preferred Stock was eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages System of the National Association of Securities Dealers (“PORTAL”).
We used the proceeds from the offering to fund a dividend distribution to First Republic as the then holder of all of the outstanding shares of our common stock.
The Series A Preferred Stock had been redeemable at our option at any time since June 1, 2009. The Series A Preferred Stock was redeemable at a cash redemption price equal to the liquidation preference of $1,000 per share plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share was equal to (i) $21 if the date of redemption was after June 1, 2011 but on or prior to June 1, 2012; (ii) $14 if the date of redemption was after June 1, 2012 but on or prior to June 1, 2013; and (iii) $7 if the date of redemption was after June 1, 2013 but on or prior to June 1, 2014. No redemption premium would have been payable if the date of redemption had been after June 1, 2014. Holders of the Series A Preferred Stock were entitled to receive, if authorized and declared by our Board of Directors, noncumulative dividends at a rate of 10.50% per annum, or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, were payable semiannually in arrears on June 30 and December 30 of each year. Dividends on the Series A Preferred Stock were $5.8 million for each of the years ended December 31, 2011, 2010 and 2009.
On January 27, 2012, we issued a notice to redeem all of our outstanding shares of Series A Preferred Stock. The redemption occurred on February 28, 2012. The total amount paid in connection with the redemption of the Series A Preferred Stock equaled to the sum of: (i) the aggregate liquidation preference of $55.0 million, (ii) the aggregate redemption premium of $1.2 million, and (iii) the aggregate amount of accrued and unpaid dividends of approximately $900,000. The aggregate amount paid to First Republic in connection with the redemption of the Series A Preferred Stock was the sum of: (i) the liquidation preference of $25.4 million, (ii) the redemption premium of approximately $500,000, and (iii) the amount of accrued and unpaid dividends of approximately $400,000. The aggregate redemption premium of $1.2 million described above will reduce net income available to common stockholder in the first quarter of 2012.
Series D Preferred Stock
In June 2003, we completed a public offering and received proceeds of $60 million from the issuance of 2,400,000 shares of our Series D Preferred Stock. First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock is quoted on the NASDAQ Global Market under the symbol “FRCCO.” We used the proceeds from the issuance of the Series D Preferred Stock to acquire single family loans and multifamily loans from First Republic.
The Series D Preferred Stock has been redeemable at our option at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by our Board of Directors, noncumulative dividends at a rate of 7.25% per annum or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends on the Series D Preferred Stock were $4.4 million for each of the years ended December 31, 2011, 2010 and 2009.
The following table presents the high and low sales prices for the Series D Preferred Stock for each quarter in 2011 and 2010:

	2011		2010
Quarter	High	Low	High	Low
First	$25.20	$24.35	$21.72	$20.39
Second	$25.40	$24.50	$21.05	$19.13
Third	$26.00	$21.51	$24.52	$19.20
Fourth	$26.85	$24.96	$25.21	$23.68
Except under certain limited circumstances, holders of our preferred stock have no voting rights. Any redemption of our preferred stock would be subject to regulatory approval if these shares are considered Tier 1 capital of First Republic. On January 25, 2012, First Republic received regulatory approval to redeem the Series D Preferred Stock. At the current time, we do not intend to redeem the Series D Preferred Stock.

Item 6. Selected Financial Data.
The following table presents certain financial data for the year ended December 31, 2011, the six months ended December 31, 2010 and June 30, 2010, and years ended December 31, 2009, December 26, 2008 and December 28, 2007. The selected data presented below under the captions “Selected Balance Sheet Data” and “Selected Financial Information” are derived from our audited financial statements. The financial statements as of or for the year ended December 31, 2011 and as of or for the six months ended December 31, 2010 and June 30, 2010 have been audited by KPMG LLP. The financial statements as of or for the year ended December 31, 2009 have been audited by PricewaterhouseCoopers LLP and as of or for the years ended December 26, 2008 and December 28, 2007 have been audited by Deloitte & Touche LLP. Each firm is an independent registered public accounting firm.
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

	As of or for the Year Ended	As of or for the Six Months Ended		As of or for the Year Ended
($ in thousands)	Dec. 31, 2011	Dec. 31, 2010	June 30, 2010	Dec. 31, 2009	Dec. 26, 2008	Dec. 28, 2007
Selected Balance Sheet Data
Assets:
Cash and cash equivalents	$62,050	$66,344	$51,129	$31,115	$81,523	$22,196
Single family mortgage loans	352,313	372,855	226,788	243,845	194,014	237,382
Multifamily mortgage loans	15,447	17,946	19,649	20,686	24,351	30,124
Less: allowance for loan losses	(250)	(31)	—	—	(481)	(481)
Other assets	1,118	1,379	926	931	1,008	1,441
Total Assets	$430,678	$458,493	$298,492	$296,577	$300,415	$290,662
Liabilities:
Dividends payable	$—	$—	$—	$—	$3,919	$—
Other payables	60	79	52	148	172	94
Total Liabilities	60	79	52	148	4,091	94
Stockholders’ Equity:
Series A Preferred Stock	55,000	55,000	55,000	55,000	55,000	55,000
Series D Preferred Stock	60,000	60,000	60,000	60,000	60,000	60,000
Common stock	305	305	305	305	305	305
Additional paid-in capital	313,385	342,421	177,539	177,539	179,905	175,463
Retained earnings (dividends in excess of retained earnings)	1,928	688	5,596	3,585	1,114	(200)
Total Stockholders’ Equity	430,618	458,414	298,440	296,429	296,324	290,568
Total Liabilities and Stockholders’ Equity	$430,678	$458,493	$298,492	$296,577	$300,415	$290,662
Selected Asset Quality Information
Nonperforming loans	$1,093	$62	$—	$628	$—	$—
Other real estate owned	$—	$—	$—	$—	$—	$—
Loans 90 days or more past due and accruing	$—	$—	$—	$—	$—	$—
Nonperforming assets as a percent of total assets	0.25%	0.01%	—%	0.21%	—%	—%
Loans 90 or more days past due and accruing, as a percent of total assets	—%	—%	—%	—%	—%	—%
Selected Financial Information
Interest income:
Interest on loans	$18,136	$9,436	$7,046	$12,705	$14,561	$18,313
Interest on interest-earning deposit	224	125	199	1,482	1,626	1,354
Total interest income	18,360	9,561	7,245	14,187	16,187	19,667
Provision for loan losses	577	31	—	—	—	—
Other income	—	—	—	—	—	58
Operating expenses	454	216	172	300	306	315
Net income	17,329	9,314	7,073	13,887	15,881	19,410
Dividends on preferred stock	10,125	5,063	5,062	10,181	10,125	13,540
Net income available to common stockholder	$7,204	$4,251	$2,011	$3,706	$5,756	$5,870
Ratio of earnings to fixed charges	1.71x	1.84x	1.40x	1.36x	1.57x	1.43x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The discussion of our results of operations for the past three fiscal years that follows should be read in conjunction with our financial statements and related notes thereto presented elsewhere in our Annual Report on Form 10-K. In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Refer to “Information Regarding Forward-Looking Statements” on page 4. For a more complete discussion of the factors that could affect our future results, see “Item 1A. Risk Factors.”
The effects of purchase accounting for the Transaction and the Bank of America acquisition have had a significant impact on the comparability of our historical financial statements for the years ended December 31, 2011 and 2009, and the six months ended December 31, 2010 and June 30, 2010. The financial statements for the year ended December 31, 2011 and the six months ended December 31, 2010 were prepared using the basis of accounting established in the Transaction ("Successor"). The financial statements for the six months ended June 30, 2010 and the year ended December 31, 2009 were prepared using the basis of accounting established in the Bank of America acquisition ("Predecessor").
The following discussion is presented on the combined basis of the Successor and Predecessor periods for 2010. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations for an entire period to be analyzed to the comparable periods.
For the tax year ending December 31, 2011, we expect to be taxed as a REIT, and intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our taxable income to stockholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. Currently, we believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.
Results of Operations
Overview
Net income was $17.3 million for 2011, compared to $16.4 million for 2010 and $13.9 million for 2009. The increases in net income for 2011 and 2010 were primarily due to increases in interest income resulting from higher average loan balances, partially offset by increases in the provision for loan losses and operating expenses.
The ratio of earnings to fixed charges was 1.71x for 2011, compared to 1.62x for 2010 and 1.36x for 2009. The increases in this ratio in 2011 and 2010 were primarily due to higher interest income resulting from higher average loan balances. Preferred stock dividend payments were 100% of fixed charges for all periods.
Total Interest Income
Total interest income was $18.4 million in 2011, compared to $16.8 million in 2010 and $14.2 million in 2009. The increase in 2011 was primarily due to higher average loan balances, which were partially offset by lower coupon rates. The increase in 2010 was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower discount accretion. The following tables present the average balances, interest income (which includes discount accretion and premium amortization on loans) and yields on our interest-earning assets for the periods indicated:

	For the Year Ended December 31, 2011
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$402,894	$18,136	4.50%	3.71%
Cash and cash equivalents	59,211	224	0.38%	0.38%
Total interest-earning assets	$462,105	$18,360	3.97%	3.29%

	For the Year Ended December 31, 2010
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$324,461	$16,482	5.08%	4.06%
Cash and cash equivalents	41,052	324	0.79%	0.79%
Total interest-earning assets	$365,513	$16,806	4.60%	3.70%

	For the Year Ended December 31, 2009
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$199,392	$12,705	6.37%	4.35%
Cash and cash equivalents	96,420	1,482	1.54%	1.54%
Total interest-earning assets	$295,812	$14,187	4.80%	3.46%
All of our loan yields in the above tables are presented net of servicing fees retained by First Republic.
Interest Income
Interest income on mortgage loans was $18.1 million in 2011, compared to $16.5 million in 2010 and $12.7 million in 2009. The increase in 2011 was primarily due to higher average loan balances, which were partially offset by lower coupon rates. The increase in 2010 was primarily due to higher average loan balances, which were partially offset by lower coupon rates and lower net discount accretion.
Interest income on mortgage loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decreases in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 4.50% for 2011, compared to 5.08% for 2010 and 6.37% for 2009.
Excluding the impact of accretion/amortization, the contractual yield was 3.71% for 2011, compared to 4.06% for 2010 and 4.35% for 2009. The net accretion of loan discounts was $2.9 million in both 2011 and 2010, compared to $3.6 million for 2009. The total net unaccreted purchase accounting discount was $3.8 million at December 31, 2011, compared to $5.3 million at December 31, 2010. The net unaccreted discount on loans purchased from First Republic subsequent to the Transaction was $3.4 million at December 31, 2011, compared to $5.0 million at December 31, 2010.
The weighted average net coupon rate on mortgage loans was 3.54% at December 31, 2011, compared to 4.05% at December 31, 2010 and 3.92% at December 31, 2009. The decrease in the average net coupon rate at December 31, 2011 compared to December 31, 2010 is primarily due to mortgage loans purchased in March 2011, which were ARM loans indexed to COFI or LIBOR and had lower coupon rates than the rest of our mortgage loan portfolio.
Interest income on mortgage loans is reduced for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the mortgage loans that First Republic services. Loan servicing fees were $1.0 million in 2011, $830,000 in 2010 and $522,000 in 2009. The increases in loan servicing fees for these periods were consistent with the increases in average loan balances.
Interest income on cash and cash equivalents was $224,000 in 2011, compared to $324,000 in 2010 and $1.5 million in 2009. The decrease in 2011 was primarily due to lower market interest rates, partially offset by higher average balances. The decrease in 2010 was due to lower market interest rates and lower average balances. The average yield on cash and cash equivalents decreased to 0.38% in 2011, compared to 0.79% in 2010 and 1.54% in 2009. The average yield on cash and cash equivalents declined primarily due to lower market rates of interest.
Provision for Loan Losses
The provision for loan losses was $577,000 in 2011, compared to $31,000 in 2010 and $0 in 2009. The increases in the provision are primarily the result of several loans that have been downgraded due to evidence of credit deterioration.
Rate and Volume Variances
Interest income is affected by changes in both asset volume and interest rates. Volume changes are caused by increases or decreases during the year in the level of average interest-earning assets. Rate changes result from increases or decreases in the yields earned on assets. The following table presents for each of the last two years a summary of the changes in interest income resulting from changes in the volume of average asset balances and changes in the average yields compared to the preceding year. If significant, the change in interest income due to both volume and rate has been prorated between the volume and the rate variances based on the dollar amount of each variance.

	2011 vs. 2010			2010 vs. 2009
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$3,711	$(2,057)	$1,654	$6,996	$(3,219)	$3,777
Cash and cash equivalents	127	(227)	(100)	(608)	(550)	(1,158)
Total increase (decrease)	$3,838	$(2,284)	$1,554	$6,388	$(3,769)	$2,619
Operating Expense
We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees were $100,000 per annum for 2011, 2010 and 2009. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.
General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, legal and professional fees, director fees and other stockholder costs. Total general and administrative expenses were $354,000 in 2011, $288,000 in 2010 and $200,000 in 2009. The increases in 2011 and 2010 were primarily due to increases in director fees and higher expenses related to regulatory filings. New compensation arrangements for directors became effective in July 2010, which resulted in the increases in director fees in both 2011 and 2010.
Financial Condition
Cash and Cash Equivalents
At December 31, 2011 and 2010, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans
The loan portfolio at December 31, 2011 and 2010 consisted of both single family and multifamily mortgage loans acquired from First Republic. We anticipate that in the future we will continue to acquire all of our loans from First Republic.
We purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At December 31, 2011, approximately $300.9 million of loans, or 84%, of the unpaid principal balance of our single family loan portfolio, allowed interest-only payments, compared to $326.3 million, or 85% of our single family loan portfolio at December 31, 2010. These loans generally have an initial interest-only term of between five and ten years and had a weighted average remaining interest-only term of 6.7 years at December 31, 2011. These interest-only loans had an average LTV ratio at December 31, 2011 of approximately 57%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.
Currently, we do not purchase loans containing provisions for the negative amortization of principal; however, a limited amount of such loans exist in our loan portfolio. At December 31, 2011, loans with the potential for negative amortization were $3.0 million, or 0.8%, of the unpaid principal balance of the total loan portfolio, compared to $3.5 million, or 0.9% of the total loan portfolio at December 31, 2010. None of these loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at December 31, 2011 and 2010.
We place a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, except for any single family loan that is well secured and in the process of collection, or when we determine that the ultimate collection of all contractually due principal or interest is unlikely. We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement. Nonaccrual mortgage loans are generally considered impaired. We measure impairment of a loan that is collateral dependent based on the fair value of the underlying collateral, net of selling costs. If the fair value of the collateral is less than the recorded investment in the loan, we recognize impairment by recording a charge-off or creating a valuation allowance. See Note 4 "Loans" to “Item 8. Financial Statements and Supplementary Data” for a discussion of our nonaccrual loans and allowance for loan losses.
We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At December 31, 2011, our mortgage loans had a weighted average credit score of 765 (as of the date of origination), and were underwritten using full documentation.
Vintage Analysis
The following table presents a vintage analysis of our mortgage loans (by carrying value) at December 31, 2011 by year of origination:

($ in thousands)	Year Originated	Balance	% of Total Loans	Average Credit Score	Average LTV
Single family mortgage loans	2011	$12,175	3%	759	54%
	2010	55,692	15	761	59
	2009	175,442	48	770	57
	2005	11,450	3	778	66
	2004	25,671	7	766	57
	2003	26,087	7	764	56
	2002	17,946	5	761	58
	2001	4,445	1	727	51
	2000 and prior	23,405	7	752	58
Total		352,313	96	765	57
Multifamily mortgage loans	2004	1,355	—		65
	2003	8,785	2		56
	2002	3,614	1		69
	2000 and prior	1,693	1		61
Total		15,447	4		60
Total mortgage loans		$367,760	100%		58%
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
The following table presents an analysis of our mortgage loans (by carrying value) at December 31, 2011 by property type and geographic location:

	San Francisco Bay Area	New York Metro Area	Los Angeles Area	San Diego Area	Boston Area	Other California Areas		Total
($ in thousands)							Other	Amount	%
Single family	$200,092	$54,847	$43,269	$12,943	$10,113	$3,957	$27,092	$352,313	96%
Multifamily	11,554	801	800	587	—	1,705	—	15,447	4%
Total	$211,646	$55,648	$44,069	$13,530	$10,113	$5,662	$27,092	$367,760	100%
Percent by location	58%	15%	12%	4%	3%	1%	7%	100%
At December 31, 2011, approximately 75% of our mortgage loans were secured by real estate properties located in California, compared to 76% at December 31, 2010. Future economic, political, natural disasters or other developments in California could adversely affect the value of the loans secured by real estate.

Liquidity and Capital Resources
Our principal liquidity needs are to pay dividends and to fund the acquisition of additional mortgage loans or other Mortgage Assets as borrowers repay mortgage loans and, from time to time, redeem preferred stock. We intend to fund the acquisition of additional mortgage loans with the proceeds from principal payments on mortgage loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.
At the end of 2011, we had declared and paid to First Republic cash dividends on our common stock in an aggregate amount of $35.0 million. The cash dividends were in excess of our 2011 net taxable earnings and reduced the relatively high level of cash on our balance sheet resulting from principal loan payments.
We do not have any significant off-balance sheet arrangements or contractual obligations.
Current Accounting Developments
The following pronouncement relevant to us has been issued by the Financial Accounting Standards Board (“FASB”) but is not yet effective.

•
In May 2011, the FASB issued amendments to Accounting Standards Codification ("ASC") 820-10, “Fair Value Measurement,” which clarify existing fair value measurement requirements. The amendments also change certain fair value measurement principles and require expanded disclosures for certain items measured at fair value or items disclosed at fair value in the notes to the financial statements. These amendments and additional disclosures are effective for interim and annual periods beginning after December 15, 2011. We are evaluating the impact of adoption of this new guidance on our financial condition, results of operations, cash flows and disclosures in the financial statements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures for contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, interest rate risk, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Allowance for Loan Losses
We consider the accounting policy for allowance for loan losses to be a critical accounting policy because it is a complex process involving difficult and subjective judgments, assumptions and estimates. The allowance for loan losses is an estimate that can change under different assumptions and conditions. We estimate credit losses resulting from the inability of borrowers to make required payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, or the value of collateral securing mortgage loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of our loan portfolio requiring an increase in our allowance for loan losses would have a material adverse effect on our financial condition, results of operations and cash flows.

Our loan loss allowance is evaluated based on three classes of loans: (1) loans that are not impaired that are evaluated individually for impairment; (2) loans that are not impaired that are evaluated collectively for impairment and (3) loans that are impaired under ASC 310-10-35, “Receivables—Subsequent Measurement.”
Non-impaired loans evaluated individually for impairment are monitored quarterly to determine if these loans had experienced deterioration in credit quality based upon their payment status and loan grade. If deterioration in credit quality has occurred, we evaluate the estimated loss content in the individual loan as compared to the loan’s current carrying value, which includes any related discount or premium.
We evaluate certain loans collectively for estimated losses based in accordance with ASC 450, "Contingencies," based on groups of loans with similar risk characteristics that align with the portfolio segments. We use a loss model that computes loss factors by portfolio segment based upon historical losses and current portfolio trends.
Loans that meet our definition of impairment are evaluated in accordance with ASC 310-10-35. These loans undergo an individual assessment and review by First Republic's Special Assets Committee. If determined necessary, a specific reserve will be recorded for these loans.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk Management
We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from mortgage loans. To meet dividend payments, historically, we have maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.71x for 2011, compared to 1.62x for 2010 and 1.36x for 2009.
Since December 2007, interest rates have fallen generally. The yield on total interest-earning assets decreased 63 basis points to 3.97% for 2011, compared to 4.60% for 2010. In 2010, the yield on interest-earning assets decreased 20 basis points from 4.80% for 2009. The decreases in the yield were primarily due to declining market rates of interest. The yield on loans decreased 58 basis points in 2011 compared to 2010 primarily due to declining market interest rates. Excluding net discount accretion, the average net contractual yield decreased 35 basis points in 2011 compared to 2010.
The loan portfolio mix by interest rate type at December 31, 2011 was more adjustable compared to December 31, 2010, due to loans purchased in March 2011. ARM loans were 50% of mortgage loans at December 31, 2011 and 33% at December 31, 2010. The weighted average remaining contractual maturity of mortgage loans was 25 years at December 31, 2011 and December 31, 2010. For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 2.82% at December 31, 2011, representing a decrease of 64 basis points from 3.46% at December 31, 2010, primarily due to the purchase of ARM loans in March 2011.
For intermediate fixed and fixed-rate loans, the balance at December 31, 2011 was $183.1 million, or 50% of total mortgage loans, representing a decrease from $260.6 million at December 31, 2010, or 67% of total mortgage loans. The decrease was primarily due to higher loan repayments as a result of lower market interest rates. The weighted average coupon rate for intermediate fixed-rate loans was 4.16% at December 31, 2011, a decrease of 10 basis points from 4.26% at December 31, 2010. The weighted average net coupon rate for fixed-rate loans was 5.74% at December 31, 2011, compared to 5.69% at December 31, 2010.
The following table presents an analysis of our mortgage loans at December 31, 2011 by interest rate type:

($ in thousands)	Balance	Net Coupon (1), (2)	Months to Next Reset (1)	% of Total Loans
ARM loans: (3)
COFI	$146,187	2.96%	1	40%
CMT	13,486	2.50	6	3
Prime	—	—	—	—
LIBOR	24,945	2.12	1	7
Total ARMs	184,618	2.82	1	50
Intermediate fixed:
12 months to 36 months	131,780	4.22	33	36
37 months to 60 months	42,453	3.98	41	11
Greater than 60 months	—	—	—	—
Total intermediate fixed	174,233	4.16	35	47
Total adjustable rate loans	358,851	3.48	18	97
Fixed-rate loans	8,909	5.74		3
Total loans	$367,760	3.54%		100%
________________

(1)	Weighted average.

(2)	Net of servicing fees retained by First Republic.

(3)	Includes loans with reset periods of 12 months or less.
The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of December 31, 2011:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$62,050	$—	$—	$—	$—	$—	$62,050
Loans, net	205,072	26,313	116,482	19,244	399	—	367,510
Other assets	—	—	—	—	—	1,118	1,118
Total assets	267,122	26,313	116,482	19,244	399	1,118	$430,678
Other liabilities	—	—	—	—	—	60	$60
Stockholders’ equity	55,000	—	—	—	—	375,618	430,618
Total liabilities and equity	55,000	—	—	—	—	375,678	$430,678
Repricing gap — positive (negative)	$212,122	$26,313	$116,482	$19,244	$399	$(374,560)
Cumulative repricing gap:
Dollar amount	$212,122	$238,435	$354,917	$374,161	$374,560
Percent of total assets	49.3%	55.4%	82.4%	86.9%	87.0%

Item 8. Financial Statements and Supplementary Data.
FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
BALANCE SHEETS

	Successor
($ in thousands)	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$62,050	$66,344
Single family mortgage loans	352,313	372,855
Multifamily mortgage loans	15,447	17,946
Total mortgage loans (Note 4)	367,760	390,801
Less: Allowance for loan losses	(250)	(31)
Mortgage loans, net	367,510	390,770
Accrued interest receivable	1,118	1,379
Total Assets	$430,678	$458,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Advisory fees payable to First Republic (Note 5)	$25	$25
Other payables	35	54
Total Liabilities	60	79
Stockholders’ Equity (Notes 6, 7 and 9):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding	55,000	55,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Common stock, $0.01 par value per share; 100,000,000 shares authorized, 30,538,277 shares issued and outstanding at December 31, 2011 and 2010	305	305
Additional paid-in capital	313,385	342,421
Retained earnings	1,928	688
Total Stockholders’ Equity	430,618	458,414
Total Liabilities and Stockholders’ Equity	$430,678	$458,493
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF INCOME

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2011	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Interest income:
Interest on loans	$18,136	$9,436	$7,046	$12,705
Interest on interest-earning deposit	224	125	199	1,482
Total interest income	18,360	9,561	7,245	14,187
Provision for loan losses	577	31	—	—
Interest income after provision for loan losses	17,783	9,530	7,245	14,187
Operating expense:
Advisory fees payable to First Republic (Note 5)	100	50	50	100
General and administrative	354	166	122	200
Total operating expense	454	216	172	300
Net income	17,329	9,314	7,073	13,887
Dividends on preferred stock (Note 6)	10,125	5,063	5,062	10,181
Net income available to common stockholder	$7,204	$4,251	$2,011	$3,706
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	Predecessor II
Balance at December 26, 2008	$115,000	$305	$179,905	$1,114	$296,324
	Predecessor
Purchase accounting adjustments	—	—	(2,487)	(1,114)	(3,601)
Capitalization after purchase accounting adjustments	115,000	305	177,418	—	292,723
Net income	—	—	—	13,887	13,887
Dividends on preferred stock	—	—	—	(10,181)	(10,181)
Consent dividends on common stock	—	—	121	(121)	—
Balance at December 31, 2009	115,000	305	177,539	3,585	296,429
Net income	—	—	—	7,073	7,073
Dividends on preferred stock	—	—	—	(5,062)	(5,062)
Balance at June 30, 2010	115,000	305	177,539	5,596	298,440
	Successor
Purchase accounting adjustments (Note 3)	—	—	6,319	(5,596)	723
Capitalization after purchase accounting adjustments	115,000	305	183,858	—	299,163
Capital contribution of loans	—	—	155,000	—	155,000
Reclassification of additional paid-in capital to retained earnings (Note 2)	—	—	(307)	307	—
Net income	—	—	—	9,314	9,314
Dividends on preferred stock	—	—	—	(5,063)	(5,063)
Consent dividends on common stock	—	—	3,870	(3,870)	—
Balance at December 31, 2010	115,000	305	342,421	688	458,414

Net income	—	—	—	17,329	17,329
Dividends on preferred stock	—	—	—	(10,125)	(10,125)
Dividends on common stock	—	—	(29,036)	(5,964)	(35,000)
Balance at December 31, 2011	$115,000	$305	$313,385	$1,928	$430,618
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF CASH FLOWS

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2011	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Operating activities:
Net income	$17,329	$9,314	$7,073	$13,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	577	31	—	—
(Accretion) amortization of net loan discount/premium	(1,399)	(508)	10	—
Accretion of purchase accounting discount	(1,459)	(719)	(1,704)	(3,585)
Decrease (increase) in accrued interest receivable	261	(471)	21	77
Decrease (increase) in prepaid expenses	—	18	(16)	—
(Decrease) increase in payable to Bank of America, N.A.	—	—	(100)	100
Decrease in payable to First Republic	—	—	—	(113)
(Decrease) increase in other payables	(19)	27	4	(11)
Net cash provided by operating activities	15,290	7,692	5,288	10,355

Investing activities:
Loans acquired from First Republic	(68,134)	(38,943)	—	(79,097)
Proceeds from loans sold to First Republic	—	—	4,179	—
Proceeds from principal payments on loans	93,675	51,529	15,609	32,434
Net cash provided by (used for) investing activities	25,541	12,586	19,788	(46,663)

Financing activities:
Dividends paid on preferred stock	(10,125)	(5,063)	(5,062)	(14,100)
Dividends paid on common stock	(35,000)	—	—	—
Net cash used for financing activities	(45,125)	(5,063)	(5,062)	(14,100)

(Decrease) increase in cash and cash equivalents	(4,294)	15,215	20,014	(50,408)
Cash and cash equivalents at beginning of period	66,344	51,129	31,115	81,523
Cash and cash equivalents at end of period	$62,050	$66,344	$51,129	$31,115

Supplemental schedule of noncash financing activities:
Consent dividends on common stock	$—	$3,870	$—	$121
Capital contribution of loans	$—	$155,000	$—	$—
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011
Note 1. Organization and Basis of Presentation
First Republic Preferred Capital Corporation, a Nevada corporation, was formed in April 1999. The Company is a majority-owned subsidiary of First Republic Bank, a California-chartered bank.
The Company was initially formed in 1999 by First Republic for the purpose of raising capital. First Republic owned 100% of the Company’s outstanding shares of common stock at September 21, 2007, when Merrill Lynch acquired all of the outstanding shares of First Republic’s common stock. First Republic thereby became a division of MLFSB and MLFSB became the Company’s controlling stockholder. The Company was a subsidiary of MLFSB from September 21, 2007 until November 2, 2009.
On January 1, 2009, Merrill Lynch was acquired by Bank of America, and all of the direct and indirect subsidiaries of Merrill Lynch, including MLFSB and the Company, became indirect subsidiaries of Bank of America. On November 2, 2009, Bank of America completed an internal corporate restructuring following the acquisition, pursuant to which MLFSB was merged with and into BANA. As a result of the merger, BANA replaced MLFSB as the direct parent and holder of all of the Company’s outstanding common stock. This transaction did not alter the carrying value of the Company’s assets or liabilities.
Following the Bank of America acquisition, the Company’s assets and liabilities were remeasured as of January 1, 2009 based on their estimated fair values in accordance with the acquisition method of accounting. Purchase accounting changed the basis of the Company’s assets and liabilities compared to periods prior to the change of control. As a result of the Bank of America acquisition, the Company changed its fiscal year end from the last Friday in December to the last calendar day of the year; the Company's activities after its 2008 fiscal year end through December 31, 2008 are included in the Statement of Income for 2009. This change caused five additional days of activity to be recorded in 2009, resulting in approximately $156,000 of additional net income.
On October 21, 2009, First Republic entered into an agreement among First Republic, MLFSB and BANA, whereby First Republic agreed to purchase certain assets and assume certain liabilities related to the business operated through BANA’s First Republic Bank division and certain of BANA’s subsidiaries, including the Company (the “Transaction”). The Transaction was completed after the close of business on June 30, 2010. Effective July 1, 2010, First Republic replaced BANA as the direct parent and holder of all of the Company’s outstanding common stock. First Republic acquired the Company’s common stock from BANA at net book value. See Note 3 "Purchase Accounting Allocation" for further information on the purchase accounting adjustments recorded as a result of the Transaction.
As a result of the transactions discussed above, the accompanying financial statements are presented to show the financial results of the Company for the period after the Transaction (“Successor”) (as of December 31, 2011 and 2010, for the year ended December 31, 2011 and the six months ended December 31, 2010), the period after the Bank of America acquisition (“Predecessor”) (for the six months ended June 30, 2010 and the year ended December 31, 2009), and the period after the Merrill Lynch acquisition and before the Bank of America acquisition ("Predecessor II") (as of December 26, 2008). The Predecessor period relates to the accounting periods succeeding the push-down of Bank of America's basis. The Predecessor and Successor periods have been separated by vertical lines on the face of the financial statements to highlight the fact that the financial information has been prepared under different historical cost bases of accounting.
The Company’s principal business is acquiring, holding, financing and managing assets secured by real estate mortgages and other obligations secured by real property, as well as certain other qualifying real estate investment trust (“REIT”) assets (collectively, the “Mortgage Assets”). The Mortgage Assets held presently by the Company are loans secured by single family and multifamily real estate properties that were acquired from First Republic. The Company expects that all, or substantially all, of its Mortgage Assets will continue to be mortgage loans acquired from First Republic. The Company has elected to be taxed as a REIT and intends to make distributions to its stockholders such that the Company is relieved of substantially all income taxes relating to ordinary income under applicable tax regulations. Accordingly, no provision for income taxes is included in the accompanying financial statements.
At December 31, 2011, the Company had issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and measuring loans at fair value in purchase accounting.
Mortgage Loans
The Company has acquired all mortgage loans from First Republic at a price equal to First Republic’s carrying value, which has approximated the fair value of the loans at the date of purchase. Mortgage loans are carried at the principal amount outstanding, net of purchase discounts and premiums.
Loan discounts were established in purchase accounting, as mortgage loans were recorded at fair value on January 1, 2009 and July 1, 2010. In addition, the Company acquires loans from First Republic, which may include discounts or premiums from the unpaid principal balance of the loans. For the year ended December 31, 2011 and the six months ended December 31, 2010, loan discounts were accreted as a yield adjustment over the contractual life of each loan using a level yield methodology. If a loan prepays prior to maturity, the remaining loan discount is recognized in interest income at the time of repayment. For the six months ended June 30, 2010 and the year ended December 31, 2009, loan discounts were accreted to interest income over the estimated lives of the loans.
The Company recognizes interest income, net of servicing fees paid to First Republic, in the month earned. The Company places a loan on nonaccrual status, and interest income is not recorded on the loan, when the loan is 90 days or more past due, except for a single family loan that is well secured and in the process of collection, or at such earlier times as management determines that the ultimate collection of all contractually due principal or interest is unlikely. When a loan is placed on nonaccrual status, the Company reverses accrued unpaid interest receivable against interest income and accounts for the loan on the cash or cost recovery method, until it qualifies for return to accrual status. The Company may return a loan to accrual status when principal and interest payments are current, a satisfactory payment history is established and collectibility improves or the loan otherwise becomes well secured and is in the process of collection. The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Allowance for Loan Losses
The Company maintains an allowance for loan losses for probable losses that have been incurred based upon specific conditions at the time. The Company considers a number of factors, including the Company’s and First Republic’s past loss experience, First Republic’s underwriting policies, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, current economic conditions and other factors. If the Company were to determine that an additional provision is required, the Company would provide for loan losses by charging current income. The Company’s allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments recorded in the first quarter of 2009 and no subsequent allowance for loan losses was recorded in 2009. Subsequent to the Bank of America acquisition and the Transaction, if a loan experiences a deterioration in credit, the Company provides an allowance by comparing any reserve required to the basis in the loans, including the remaining loan discounts. (See Note 4 “Loans.”)
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
Other Real Estate Owned
Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less costs to sell such real estate upon transfer of the loans to foreclosed assets. Subsequent declines in carrying value are recorded through an expense to the income statement. The Company records costs related to holding real estate as expenses when incurred. The Company has not owned any real estate since inception.
Income Taxes
The Company has elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to stockholders as long as certain asset, income and stock ownership tests are met.
Statement of Changes in Stockholders’ Equity
The retained earnings balance as of December 31, 2011 and 2010 represents the timing differences between book and taxable income since July 1, 2010. These differences arise from the accretion of loan discounts, amortization of loan premiums and provision for loan losses (net of loan charge-offs). During the six months ended December 31, 2010, the Company reclassified amounts from additional paid-in capital to retained earnings, representing differences between book and taxable income.

Statement of Cash Flows
For the purpose of reporting cash flows, cash and cash equivalents include an interest-earning deposit with First Republic and other cash on deposit with First Republic and BANA. As a REIT making sufficient dividend distributions, the Company paid no income taxes for the year ended December 31, 2011, the six month periods ended December 31, 2010 and June 30, 2010, or the year ended December 31, 2009.
In connection with the closing of the Transaction, the Company recorded purchase accounting adjustments during the third quarter of 2010. (See Note 3 "Purchase Accounting Allocation.") These adjustments were recorded as noncash adjustments to equity.
Accounting Standards Adopted in 2011
During the year ended December 31, 2011, the following pronouncements were adopted by the Company:

•
In July 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 310-10, “Receivables - Overall.” The amendments significantly increase disclosures about the credit quality of loans and the allowance for credit losses to give financial statement users greater transparency about entities' credit risk exposure. The disclosures required as of the balance sheet date were effective as of December 31, 2010 and were included in the Company's Form 10-K for the year ended December 31, 2010. The disclosures required for activity during the period became effective January 1, 2011 and are included in Note 4 "Loans." The adoption of these additional disclosures did not have a significant impact on the Company's financial condition, results of operations or cash flows.

•
In April 2011, the FASB issued amendments to ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors.” These amendments provide additional guidance related to determining whether a creditor has granted a concession to a borrower and whether a borrower is experiencing financial difficulties. These amendments became effective on July 1, 2011 and are retrospective to troubled debt restructurings occurring on or after January 1, 2011. The adoption of these amendments did not have a significant impact on the Company's financial condition, results of operations or cash flows. The additional disclosures about troubled debt restructurings are included in Note 4 "Loans."

Recent Accounting Pronouncements
The following pronouncement relevant to the Company has been issued by the FASB, but is not yet effective:

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

($ in thousands)	Carrying Value as of July 1, 2010	Purchase Accounting Adjustments	Estimated Fair Value as of July 1, 2010
Assets
Single family mortgage loans
Gross principal	$232,857	$—	$232,857
Net unearned discount	(6,069)	754	(5,315)
Total	226,788	754	227,542
Multifamily mortgage loans
Gross principal	20,329	—	20,329
Net unearned discount	(680)	(31)	(711)
Total	19,649	(31)	19,618
Total mortgage loans	$246,437	$723	$247,160
Liabilities and Stockholders’ Equity
Additional paid-in capital	$177,539	$6,319	$183,858
Retained earnings	5,596	(5,596)	—
Total	$183,135	$723	$183,858
Note 4. Loans
The Company’s mortgage loans are secured by single family and multifamily real estate properties located primarily in California. Generally, the mortgage loans mature over periods of up to thirty years. At December 31, 2011, approximately 75% of mortgage loans (by carrying value) were secured by real estate properties located in California, compared to 76% at December 31, 2010. Future economic, political, natural disasters or other developments in California could adversely affect the value of mortgage loans. At December 31, 2011, 84% of single family loans contain an interest-only payment feature, compared to 85% at December 31, 2010. These loans generally have an initial interest-only term ranging between five and ten years.
The following table presents the gross principal, net unaccreted purchase accounting discount, net unaccreted discount on mortgage loans acquired from First Republic and carrying value of mortgage loans at December 31, 2011 and 2010:

	Successor
($ in thousands)	December 31, 2011	December 31, 2010
Single family mortgage loans
Unpaid principal balance	$359,209	$382,608
Net unaccreted purchase accounting discount	(3,447)	(4,706)
Net unaccreted discount on mortgage loans acquired from First Republic	(3,449)	(5,047)
Total	352,313	372,855
Multifamily mortgage loans
Unpaid principal balance	15,829	18,547
Net unaccreted purchase accounting discount	(382)	(601)
Total	15,447	17,946
Total carrying value of mortgage loans	367,760	390,801
Less:
Allowance for loan losses	(250)	(31)
Mortgage loans, net	$367,510	$390,770
Credit Quality
A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following tables present an aging analysis of loans and loans on nonaccrual status, by class, as of December 31, 2011 and 2010:

Loan Aging:
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
At December 31, 2011
Single family mortgage loans:
Non-impaired	$43	$—	$—	$43	$351,177	$351,220	$—	$—
Impaired	—	520	—	520	573	1,093	—	1,093
	43	520	—	563	351,750	352,313	—	1,093
Multifamily mortgage loans:
Non-impaired	—	—	—	—	15,447	15,447	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	15,447	15,447	—	—
Total	$43	$520	$—	$563	$367,197	$367,760	$—	$1,093

Loan Aging (continued):
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
At December 31, 2010
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$372,793	$372,793	$—	$—
Impaired	—	—	62	62	—	62	—	62
	—	—	62	62	372,793	372,855	—	62
Multifamily mortgage loans:
Non-impaired	—	—	—	—	17,946	17,946	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	17,946	17,946	—	—
Total	$—	$—	$62	$62	$390,739	$390,801	$—	$62
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
First Republic's Special Assets Committee is primarily responsible for review of loan grades, reserves and accrual status. Adversely classified loan asset grades are reviewed on a quarterly or more frequent basis. First Republic's internal loan grades apply to all loans and are as follows:
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
The following tables present the recorded investment in loans, by credit quality indicator and by class, at December 31, 2011 and 2010:

Credit Quality Indicators:
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2011
Single family mortgage loans:
Non-impaired	$347,793	$2,400	$1,027	$—	$351,220
Impaired	—	—	1,093	—	1,093
	347,793	2,400	2,120	—	352,313
Multifamily mortgage loans:
Non-impaired	15,447	—	—	—	15,447
Impaired	—	—	—	—	—
	15,447	—	—	—	15,447
Total	$363,240	$2,400	$2,120	$—	$367,760

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2010
Single family mortgage loans:
Non-impaired	$372,793	$—	$—	$—	$372,793
Impaired	—	—	62	—	62
	372,793	—	62	—	372,855
Multifamily mortgage loans:
Non-impaired	17,946	—	—	—	17,946
Impaired	—	—	—	—	—
	17,946	—	—	—	17,946
Total	$390,739	$—	$62	$—	$390,801
Allowance for Loan Losses
The Company’s allowance for loan losses is evaluated based on three classes of loans: (1) loans that are not impaired that are evaluated individually for impairment; (2) loans that are not impaired that are evaluated collectively for impairment and (3) loans that are impaired under ASC 310-10-35.
Non-impaired loans evaluated individually for impairment are monitored quarterly to determine if these loans had experienced deterioration in credit quality based upon their payment status and loan grade. If deterioration in credit quality has occurred, the Company evaluates the estimated loss content in the individual loan as compared to the loan’s current carrying value, which includes any related discount or premium.
The Company evaluates certain loans collectively for estimated losses based in accordance with ASC 450, based on groups of loans with similar risk characteristics that align with the portfolio segments. The Company uses a loss model that computes loss factors by portfolio segment based upon historical losses and current portfolio trends.
Loans that meet the Company's definition of impairment are evaluated in accordance with ASC 310-10-35.

These loans undergo an individual assessment and review by First Republic's Special Assets Committee. If determined necessary, a specific reserve will be recorded for these loans.
The following tables present an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, at the dates or for the periods indicated:

Allowance Rollforward:
($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At or for the Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$31	$—	$31
Provision	577	—	577
Charge-offs	(358)	—	(358)
Recoveries	—	—	—
Ending balance	$250	$—	$250
Ending balance: non-impaired loans evaluated individually for impairment	$114	$—	$114
Ending balance: non-impaired loans evaluated collectively for impairment	$84	$—	$84
Ending balance: impaired loans evaluated individually for impairment	$52	$—	$52
Loans:
Ending balance	$352,313	$15,447	$367,760
Ending balance: non-impaired loans evaluated individually for impairment	$283,353	$15,447	$298,800
Ending balance: non-impaired loans evaluated collectively for impairment	$67,867	$—	$67,867
Ending balance: impaired loans evaluated individually for impairment	$1,093	$—	$1,093

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At December 31, 2010
Allowance for loan losses:
Ending balance	$31	$—	$31
Ending balance: non-impaired loans evaluated individually for impairment	$—	$—	$—
Ending balance: impaired loans evaluated individually for impairment	$31	$—	$31
Loans:
Ending balance	$372,855	$17,946	$390,801
Ending balance: non-impaired loans evaluated individually for impairment	$372,793	$17,946	$390,739
Ending balance: impaired loans evaluated individually for impairment	$62	$—	$62
The following table presents an analysis of the changes in the Company’s allowance for loan losses at or for the periods indicated:

	Successor	Predecessor
($ in thousands)	At or for the Six Months Ended December 31, 2010	At or for the Six Months Ended June 30, 2010	At or for the Year Ended December 31, 2009
Allowance for loan losses:
Beginning balance	$—	$—	$481
Purchase accounting adjustment (1)	—	—	(481)
Provision	31	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$31	$—	$—
(1) On January 1, 2009, the Company's allowance for loan losses became part of the loan carrying value due to purchase accounting adjustments.
The following table presents allowance and nonaccrual ratios at the dates indicated:

	Successor
($ in thousands)	At December 31, 2011	At December 31, 2010
Total loans at end of period	$367,760	$390,801
Ratios:
Allowance for loan losses to total loans	0.07%	0.01%
Allowance for loan losses to nonaccrual loans	22.9%	50.0%
Nonaccrual loans to total loans	0.30%	0.02%
Impaired Loans
The following tables present information related to impaired loans under ASC 310-10-35, disaggregated by class, at the dates indicated:

Impaired Loans:
	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011
Single family mortgage loans	$1,093	$1,121	$573	$601	$520	$520	$52
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$1,093	$1,121	$573	$601	$520	$520	$52

	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2010
Single family mortgage loans	$62	$62	$—	$—	$62	$62	$31
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$62	$62	$—	$—	$62	$62	$31
All of the Company's impaired loans were on nonaccrual status. The Company had one impaired single family loan with a carrying value of $628,000 at December 31, 2009.
The following table presents the average recorded investment of impaired loans and interest income recognized on impaired loans during the year ended December 31, 2011:

	Year Ended December 31, 2011
($ in thousands)	Average Recorded Investment	Interest Income Recognized
Single family mortgage loans	$374	$5
Multifamily mortgage loans	—	—
Total	$374	$5
The following table presents interest income related to nonaccrual loans for the periods indicated:

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2011	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Actual interest income recognized	$5	$2	$—	$—
Interest income under original terms	$12	$2	$—	$10
Troubled Debt Restructurings
Generally, the Company restructures loans because of the borrower’s financial difficulties, by granting concessions to reduce the interest rate or to defer payments. Loans that are partially charged off and loans that have been modified in troubled debt restructurings are reported as nonaccrual loans until at least six consecutive payments are received and the loan meets the Company’s other criteria for returning to accrual or restructured performing status.
As of December 31, 2011, the Company had one impaired single family loan with a carrying value of $573,000 that was modified in a troubled debt restructuring during 2011. This restructured loan was modified through capitalization of interest and was current pursuant to its modified terms following the restructuring. Prior to the modification, the recorded investment in this loan was $565,000.
This restructured loan is evaluated individually for impairment under ASC 310-10-35. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve and be measured under the same criteria as all other impaired loans.
Note 5. Related Party Transactions
The Company’s related party transactions include the acquisition of mortgage loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following tables present the Company’s related party transactions at the dates or for the periods indicated:

	Successor
($ in thousands)	At December 31, 2011	At December 31, 2010
Cash and cash equivalents deposited with First Republic	$62,050	$66,344
Advisory fees payable to First Republic	$25	$25

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2011	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Mortgage loans acquired from First Republic
Gross principal	$67,935	$199,498	$—	$78,979
Net unearned premium (discount)	199	(5,555)	—	118
Total mortgage loans acquired	$68,134	$193,943	$—	$79,097
Mortgage loans sold to First Republic
Gross principal	$—	$—	$4,360	$—
Net unaccreted purchase accounting discount	—	—	(181)	—
Total mortgage loans sold	$—	$—	$4,179	$—

Interest income on deposit account with First Republic	$224	$125	$199	$1,482
Loan servicing fee expense	$1,025	$497	$333	$522
Advisory fee expense	$100	$50	$50	$100
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

As part of the definitive agreement to sell First Republic (see Note 1 "Organization and Basis of Presentation"), BANA agreed to retain certain loans from a list of loans designated by First Republic’s management dated as of October 21, 2009. As part of the Transaction, during the first quarter of 2010, loans with an unpaid principal balance of $4.4 million that were to be retained by BANA were sold by the Company to First Republic at carrying value. First Republic subsequently transferred these loans to BANA.
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
The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2011, 2010 and 2009, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at December 31, 2011 and 2010.
At December 31, 2011, First Republic owned 25,410 shares of the Company’s 10.50% Noncumulative Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), with a liquidation preference value of $25.4 million; these shares were purchased by First Republic prior to December 31, 2006. During 2011, 2010 and 2009, there were no purchases of the Company’s outstanding Series A Preferred Stock by First Republic. Refer to Note 9 "Subsequent Events" for information regarding the redemption of the Series A Preferred Stock.
Note 6. Preferred Stock
At December 31, 2011, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,455,000 shares were outstanding. The Company had issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share at the dates indicated:

	Successor
($ in thousands)	December 31, 2011	December 31, 2010
Series A — 55,000 shares authorized, issued and outstanding	$55,000	$55,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Total preferred stock	$115,000	$115,000
In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series A Preferred Stock had been redeemable at the option of the Company at any time since June 1, 2009. The Series A Preferred Stock was redeemable at a cash redemption price equal to the liquidation preference of $1,000 per share plus any accrued and unpaid dividends, plus a redemption premium. The redemption premium per share was equal to (i) $21 if the date of redemption was after June 1, 2011 but on or prior to June 1, 2012; (ii) $14 if the date of redemption was after June 1, 2012 but on or prior to June 1, 2013; and (iii) $7 if the date of redemption was after June 1, 2013 but on or prior to June 1, 2014. No redemption premium would have been payable if the date of redemption was after June 1, 2014. Holders of the Series A Preferred Stock were entitled to receive, if authorized and declared by the Board of Directors of the Company (the "Board of Directors"), noncumulative dividends at a rate of 10.50% per annum or $105 per annum per share. Dividends on the Series A Preferred Stock, if authorized and declared, were payable semiannually in arrears on June 30 and December 30 of each year. Refer to Note 9 "Subsequent Events" for information regarding the redemption of the Series A Preferred Stock.
In June 2003, the Company issued 2,400,000 shares of 7.25% Noncumulative Perpetual Series D Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”). The Company’s proceeds from this issuance were $60 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts. The Series D Preferred Stock have been redeemable at the option of the Company at any time since June 27, 2008 at the redemption price of $25 per share, plus accrued and unpaid dividends. Holders of the Series D Preferred Stock are entitled to receive, if authorized and declared by the Board of Directors, noncumulative dividends at a rate of 7.25% per annum, or $1.8125 per annum per share. Dividends on the Series D Preferred Stock, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.
Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred stock, in whole (but not in part). Upon such an event, the liquidation preference for the Series A Preferred Stock was $1,000 per share plus the semiannual dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs. The liquidation preference for the Series D Preferred Stock is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.
Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.
The following table presents the dividends on preferred stock for the periods indicated:

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2011	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Series A Preferred Stock	$5,775	$2,887	$2,888	$5,807
Series D Preferred Stock	4,350	2,176	2,174	4,374
Total	$10,125	$5,063	$5,062	$10,181

Dividends on the Company’s preferred stock are payable if, when and as authorized by the Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred stock for any respective dividend period, holders of each series of preferred stock will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred stock for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its taxable income to stockholders. The Company's taxable income excludes accretion of loan discounts, amortization of loan premiums, provision for loan losses (net of loan charge-offs), and is calculated after the deduction for dividends paid on preferred stock. Generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred stock.
Note 7. Common Stock
At December 31, 2011, the Company was authorized to issue 100,000,000 shares of common stock, par value

$0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock in 2011, 2010 or 2009.
The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year. The Company expects to pay the holder of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is at least 90% of the Company’s taxable income in order to remain qualified as a REIT. At the end of 2011, the Company had declared and paid to First Republic cash dividends on its common stock in an aggregate amount of $35.0 million. During 2011, higher than expected loan repayments resulted in high levels of cash accumulating on the Company's balance sheet. The special capital distribution was in excess of the Company's 2011 net taxable earnings and reduced its cash balance in order to maintain real estate assets greater than 80% of the estimated fair market value of total assets to continue to qualify for exemption from registration under the Investment Company Act of 1940, as amended. At the end of 2010 and 2009, the Company declared dividends of $3.9 million and $121,000, respectively, in each case representing 100% of the Company's taxable income. The dividends paid to First Republic in 2010 and to BANA in 2009 were treated as consent dividends under Section 565 of the Internal Revenue Code.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at the dates indicated:

	Successor
	December 31, 2011		December 31, 2010
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$62,050	$62,050	$66,344	$66,344
Mortgage loans, net	$367,510	$370,653	$390,770	$392,645
The following methods and assumptions were used to estimate the fair value of each type of financial instrument:
Cash and Cash Equivalents: The carrying value approximates the estimated fair value.
Mortgage Loans: The carrying value of mortgage loans is the unpaid principal balance, net of unaccreted purchase accounting discounts, discounts or premiums on loans purchased and the allowance for loan losses. To estimate fair value of mortgage loans, which are primarily adjustable rate and intermediate fixed-rate real estate secured mortgages, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity and estimated credit risk. The Company bases the fair value of mortgage loans primarily upon prices of loans with similar terms obtained by or quoted to the Company. These prices were derived from market prices, adjusted for estimated credit risk. Assumptions regarding liquidity risk and credit risk are judgmentally determined using available internal and market information.
For the fair value of nonaccrual loans and certain other loans, the Company considers the individual characteristics of the loans, including delinquency status and the results of First Republic's internal loan grading process.
Note 9. Subsequent Events
The Company evaluated the effects of events that have occurred subsequent to the year ended December 31, 2011.
On January 27, 2012, the Company issued a notice to redeem all of its outstanding shares of Series A Preferred Stock. The redemption occurred on February 28, 2012. The total amount paid in connection with the redemption of the Series A Preferred Stock equaled to the sum of: (i) the aggregate liquidation preference of $55.0 million, (ii) the aggregate redemption premium of $1.2 million, and (iii) the aggregate amount of accrued and unpaid dividends of approximately $900,000. The aggregate amount paid to First Republic in connection with the redemption of the Series A Preferred Stock was the sum of: (i) the liquidation preference of $25.4 million, (ii) the redemption premium of approximately $500,000, and (iii) the amount of accrued and unpaid dividends of approximately $400,000.
Note 10. Quarterly Data (Unaudited)
The following tables present the Company’s summary unaudited financial information on a quarterly basis for 2011 and 2010:

	Successor
	Year Ended December 31, 2011
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,532	$4,542	$4,775	$4,511
Provision for loan losses	40	399	—	138
Operating expense	88	102	114	150
Net income	4,404	4,041	4,661	4,223
Preferred stock dividends	2,532	2,531	2,531	2,531
Net income available to common stockholder	$1,872	$1,510	$2,130	$1,692

	Successor		Predecessor
	Six Months Ended December 31, 2010		Six Months Ended June 30, 2010
($ in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,119	$4,442	$3,588	$3,657
Provision for loan losses	31	—	—	—
Operating expense	107	109	104	68
Net income	4,981	4,333	3,484	3,589
Preferred stock dividends	2,532	2,531	2,531	2,531
Net income available to common stockholder	$2,449	$1,802	$953	$1,058

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Republic Preferred Capital Corporation:
We have audited the accompanying balance sheets of First Republic Preferred Capital Corporation (the Company) as of December 31, 2011 and 2010, and the related statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 2011, the period from July 1, 2010 to December 31, 2010 (Successor period), and the period from January 1, 2010 to June 30, 2010 (Predecessor period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Republic Preferred Capital Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from July 1, 2010 to December 31, 2010 (Successor period), and the period from January 1, 2010 to June 30, 2010 (Predecessor period), in conformity with U.S. generally accepted accounting principles.
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
March 15, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
First Republic Preferred Capital Corporation
In our opinion, the accompanying statements of income, stockholders' equity and cash flows presents fairly, in all material respects, the results of operations and cash flows of First Republic Preferred Capital Corporation (the "Company") for the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/    PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 11, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Control and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by SEC rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting as such term is defined in

Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As the holder of all of our outstanding shares of common stock, First Republic has the right to elect the Company’s directors, including the independent directors. Currently, our Board of Directors consists of eight members, including three independent directors. Currently, we have five officers, three of whom are also directors, and it is estimated that they spend between approximately 5% and 10% of their time managing our business. Our directors and officers are elected annually. We have no employees and do not anticipate requiring any employees.
Our directors and executive officers are listed below. The qualifications of each director and executive officer were assessed by the owner of our common stock at the time each director and executive officer was appointed.

Name	Age	Held Position Since	Position and Offices Held
James J. Baumberger	69	April 1999	President, Director
James P. Conn (1)	73	July 2010	Director
Thomas A. Cunningham (1)	77	April 1999	Director
Barrant V. Merrill	81	June 2004	Director
Charles V. Moore	72	July 2010	Director
Linda G. Moulds (1)	61	March 2005	Director
Edward J. Dobranski	61	April 1999	Vice President, General Counsel, Director
Willis H. Newton, Jr.	62	April 1999	Vice President, Chief Financial Officer, Director
Michael J. Roffler	41	March 2010	Vice President, Treasurer
May M. Chan	39	September 2004	Assistant Vice President, Corporate Secretary

(1) Independent Director and Audit Committee Member.
The following is a summary of the experience of our executive officers and directors:
Mr. Baumberger served on First Republic’s advisory board until 2010. He was employed by First Republic and its predecessors from 1990 until December 31, 2007 and served as a director from 1994 to 2007. From December 1993 until October 1996, Mr. Baumberger was President of First Republic Savings Bank, an FDIC-insured financial institution. Mr. Baumberger has been involved in banking and real estate lending in the Las Vegas, Nevada area for more than forty years.
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
Mr. Moore is retired. From 2003 to 2009, Mr. Moore was an executive of First Republic Investment Management, a wholly-owned subsidiary of First Republic. From 1977 to 2003, he was president of its predecessor, Trainer, Wortham & Company, Incorporated, an investment advisory firm. From 1997 to 2009, Mr. Moore was a director of First Republic.
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
Independent Directors
The terms of the preferred stock require that, as long as any preferred stock is outstanding, certain actions by the Company need to be approved by a majority of our independent directors. In order to be considered “independent” for this purpose, a director must not be or have been in the last three years one of our officers or employees or a director, officer or employee of First Republic or an affiliate of First Republic. Members of our Board of Directors elected by holders of preferred stock will not be deemed to be independent directors for purposes of approving actions requiring the approval of a majority of the independent directors. Mr. Cunningham (Chair of the Audit Committee), Mr. Conn and Ms. Moulds are currently our independent directors.
If at the time of any of our annual stockholder meetings, we have failed to pay or declare and set aside for payment a full quarterly dividend during each of the four preceding quarterly dividend periods on any series of our preferred stock, the number of directors then constituting our Board of Directors will be increased by two, and the holders of our outstanding series of preferred stock voting as a single class at that meeting will be entitled to elect the two additional directors to serve on the Board of Directors. Any member of the Board of Directors elected by holders of the preferred stock will not be deemed an independent director for purposes of the actions requiring the approval of a majority of the independent directors.

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
Audit Committee
Our Board of Directors has established an Audit Committee that reviews the engagement and independence of our independent registered public accounting firm. The Audit Committee also reviews the adequacy of our internal accounting controls. The audit committee is comprised of our independent directors: Mr. Cunningham, Mr. Conn and Ms. Moulds, all of whom meet the criteria for independence in Rule 10A-3 under the Exchange Act and under the definition in the NASDAQ listing standards. Our Board of Directors has determined that all three members are also audit committee financial experts. As described in the section "Directors and Executive Officers" above, each of these directors has experience in banking, financial services or mortgage industries.
Compensation of Directors
We pay each director an annual retainer fee of $15,000 plus $2,000 per meeting for attending each regularly scheduled Board meeting (in person or by telephone) and an additional fee of $1,250 for any additional meetings. We pay each Audit Committee member $500 per Audit Committee meeting attended. In addition, the President of the Board and the Chair of the Audit Committee both receive an additional annual retainer of $5,000 and $2,000, respectively. Directors employed by First Republic are not paid a fee.
The following table presents director compensation for 2011:

Name (1)	Fees Earned or Paid in Cash	Total
James J. Baumberger	$28,000	$28,000
James P. Conn	25,000	25,000
Thomas A. Cunningham	24,500	24,500
Barrant V. Merrill	23,000	23,000
Charles V. Moore	21,000	21,000
Linda G. Moulds	$25,000	$25,000

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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers to file initial reports of ownership and reports of changes in ownership of our equity securities with the SEC. Based on information provided by our directors and executive officers and a review of such reports, we believe that all such reports were timely filed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 11. Executive Compensation.
We do not pay any compensation to our officers, and it is estimated that none of our officers spend greater than 10% of their time managing the Company’s business. See also “Item 10. Directors, Executive Officers and Corporate Governance—Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of January 31, 2012, the number and percentage of outstanding shares of common stock, Series A Preferred Stock and Series D Preferred Stock beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our executive officers and directors as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 30,538,277 shares of common stock, 55,000 Series A Preferred Stock and 2,400,000 Series D Preferred Stock outstanding as of January 31, 2012.

	Common Stock		Series A Preferred Stock (1)		Series D Preferred Stock
(Number of Shares and Percentage of Outstanding Shares)
Name and Address of Beneficial Owner (2)	Number	%	Number	%	Number	%
First Republic	30,538,277	100%	25,410	46.2%	—	—%
Executive Officers and Directors:
James J. Baumberger (3), (4)	—	—	—	—	18,000	0.8%
James P. Conn (4)	—	—	—	—	—	—
Thomas A. Cunningham (4)	—	—	—	—	—	—
Barrant V. Merrill (4)	—	—	—	—	—	—
Charles V. Moore (4)	—	—	—	—	—	—
Linda G. Moulds (4)	—	—	—	—	—	—
Edward J. Dobranski (3), (4)	—	—	—	—	—	—
Willis H. Newton, Jr. (3), (4)	—	—	—	—	12,300	0.5%
Michael J. Roffler (3)	—	—	—	—	—	—
May M. Chan (3)	—	—	—	—	—	—
All Executive Officers and Directors as a group (10 persons)	—	—	—	—	30,300	1.3%

(1) The Series A Preferred Stock was subsequently redeemed on February 28, 2012.
(2) Unless otherwise indicated, the address of each beneficial owner is c/o First Republic Preferred Capital Corporation, 111 Pine Street, San Francisco, CA 94111.
(3) Executive Officer.
(4) Director.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Management and Others
Please see the discussion in "Item 1. Business—Our Relationship with First Republic.”
Certain Business Relationships

All of our executive officers, except for Mr. Baumberger, are also officers or employees of First Republic.
Indebtedness of Management
None of our directors, officers, or any of their immediate family or other affiliates, is indebted to the Company since the beginning of the year ended December 31, 2011, in an amount in excess of $120,000.
Director Independence
Please see the discussion in “Item 10. Directors, Executive Officers and Corporate Governance—Independent Directors.”
Item 14. Principal Accounting Fees and Services.
The following table presents fees billed for professional services for the audit of our annual financial statements for 2011 and 2010:

	For the Year Ended
($ in thousands)	December 31, 2011	December 31, 2010
Audit fees	$42	$48
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$42	$48
The Audit Committee implemented a policy in May 2003 that requires all auditing services and permitted non-audit services of the Company’s independent registered public accounting firm to be pre-approved by the Audit Committee, including fees and terms. Following the implementation of this policy, the Audit Committee has pre-approved all of the engagements and fees for the audit of the Company.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements:
See “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:
Financial Statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the Financial Statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of First Republic Preferred Capital Corporation, as amended (incorporated herein by reference to Exhibit 3.1 on Form 10-Q filed on July 29, 2010).

3.2	Amended and Restated Bylaws of First Republic Preferred Capital Corporation (incorporated herein by reference to Exhibit 3.2 on Form 10-Q filed on July 29, 2010).

3.3	Amended and Restated Certificate of Designations of the 10.5% Noncumulative Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 on Form 10-Q filed on July 29, 2010).

3.4	Amended and Restated Certificate of Designations of the 7.25% Noncumulative Perpetual Series D Preferred Stock (incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on July 2, 2010).

4.1	Specimen certificate representing Noncumulative Series D Preferred Stock (incorporated herein by reference to Exhibit 4 of Form S-11 filed on June 16, 2003).

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

101^
The following materials from the First Republic Preferred Capital Corporation Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i) Balance Sheets,
(ii) Statements of Income,
(iii) Statements of Changes in Stockholders' Equity,
(iv) Statements of Cash Flows and
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
FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

By:	/s/ WILLIS H. NEWTON, JR.	Vice President Chief Financial Officer Director (Principal Financial Officer)	March 15, 2012
Willis H. Newton, Jr.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JAMES J. BAUMBERGER	President, Director (Principal Executive Officer)	March 15, 2012
(James J. Baumberger)
/s/ JAMES P. CONN	Director	March 15, 2012
(James P. Conn)
/s/ THOMAS A. CUNNINGHAM	Director	March 15, 2012
(Thomas A. Cunningham)
/s/ BARRANT V. MERRILL	Director	March 15, 2012
(Barrant V. Merrill)
/s/ CHARLES V. MOORE	Director	March 15, 2012
(Charles V. Moore)
/s/ LINDA G. MOULDS	Director	March 15, 2012
(Linda G. Moulds)
/s/ EDWARD J. DOBRANSKI	Vice President, General Counsel, Director	March 15, 2012
(Edward J. Dobranski)
/s/ WILLIS H. NEWTON, JR.	Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 15, 2012
(Willis H. Newton, Jr.)
/s/ MICHAEL J. ROFFLER	Vice President, Treasurer (Principal Accounting Officer)	March 15, 2012
(Michael J. Roffler)