Form 10-Q
period 2012-03-31
FIRST REPUBLIC PREFERRED CAPITAL CORP
filed 2012-05-10
CIK 1143834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 27, 2012 was 30,538,277.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$30,553	$62,050
Single family mortgage loans	329,582	352,313
Multifamily mortgage loans	15,363	15,447
Total mortgage loans (Note 3)	344,945	367,760
Less: Allowance for loan losses	(205)	(250)
Mortgage loans, net	344,740	367,510
Accrued interest receivable	1,026	1,118
Prepaid expenses	26	—
Total Assets	$376,345	$430,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Advisory fees payable to First Republic (Note 4)	$25	$25
Other payables	35	35
Total Liabilities	60	60
Stockholders’ Equity (Notes 5 and 6):
Preferred stock, $0.01 par value per share; 15,000,000 shares authorized:
10.50% perpetual, exchangeable, noncumulative Series A Preferred Stock; $1,000 liquidation value per share; 55,000 shares authorized, issued and outstanding at December 31, 2011	—	55,000
7.25% perpetual, exchangeable, noncumulative Series D Preferred Stock; $25 liquidation value per share; 2,400,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	60,000	60,000
Common stock, $0.01 par value per share; 100,000,000 shares authorized, 30,538,277 shares issued and outstanding at March 31, 2012 and December 31, 2011	305	305
Additional paid-in capital	312,230	313,385
Retained earnings	3,750	1,928
Total Stockholders’ Equity	376,285	430,618
Total Liabilities and Stockholders’ Equity	$376,345	$430,678
See accompanying notes to financial statements.
FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2012	2011
Interest income:
Interest on loans	$3,891	$4,416
Interest on interest-earning deposit	21	95
Total interest income	3,912	4,511
(Reversal of provision) provision for loan losses	(45)	138
Interest income after provision/reversal of provision for loan losses	3,957	4,373
Operating expense:
Advisory fees payable to First Republic (Note 4)	25	25
General and administrative	92	125
Total operating expense	117	150
Net income	3,840	4,223
Dividends on preferred stock and other (Note 5)	3,173	2,531
Net income available to common stockholder	$667	$1,692
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2010	$115,000	$305	$342,421	$688	$458,414
Net income	—	—	—	4,223	4,223
Dividends on preferred stock	—	—	—	(2,531)	(2,531)
Balance at March 31, 2011	$115,000	$305	$342,421	$2,380	$460,106

Balance at December 31, 2011	$115,000	$305	$313,385	$1,928	$430,618
Net income	—	—	—	3,840	3,840
Redemption of 55,000 shares of Series A Preferred Stock	(55,000)	—	(1,155)	—	(56,155)
Dividends on preferred stock	—	—	—	(2,018)	(2,018)
Balance at March 31, 2012	$60,000	$305	$312,230	$3,750	$376,285
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2012	2011
Operating activities:
Net income	$3,840	$4,223
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of provision) provision for loan losses	(45)	138
Accretion of net loan discount	(251)	(258)
Accretion of purchase accounting discount	(497)	(265)
Decrease (increase) in accrued interest receivable	92	(53)
Increase in prepaid expenses	(26)	(26)
Increase in other payables	—	62
Net cash provided by operating activities	3,113	3,821

Investing activities:
Loans acquired from First Republic	—	(68,134)
Proceeds from principal payments on loans	23,563	18,576
Net cash provided by (used for) investing activities	23,563	(49,558)

Financing activities:
Redemption of Series A Preferred Stock	(56,155)	—
Dividends paid on preferred stock	(2,018)	(1,087)
Net cash used for financing activities	(58,173)	(1,087)
Decrease in cash and cash equivalents	(31,497)	(46,824)
Cash and cash equivalents at beginning of period	62,050	66,344
Cash and cash equivalents at end of period	$30,553	$19,520

Supplemental schedule of noncash financing activities:
Preferred stock dividends payable	$—	$1,444
See accompanying notes to financial statements.

FIRST REPUBLIC PREFERRED CAPITAL CORPORATION
(A Majority-Owned Subsidiary of First Republic Bank)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

First Republic Preferred Capital Corporation (“the Company”), a Nevada corporation, was formed in April 1999. The Company is a majority-owned subsidiary of First Republic Bank (“First Republic”), a California-chartered bank.

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

At March 31, 2012, the Company had issued 30,538,277 shares of common stock, par value $0.01 per share. First Republic owns all of the common stock. Earnings per share data is not presented, as the Company’s common stock is not publicly traded.

The accompanying financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These interim financial statements are intended to be read in conjunction with the Company’s financial statements, and notes thereto, for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2011 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Accounting Standards Adopted in 2012

During the three months ended March 31, 2012, the following pronouncement was adopted by the Company:

•
In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurement,” which clarify existing fair value measurement requirements. The amendments also change certain fair value measurement principles and require expanded disclosures for certain items measured at fair value or items disclosed at fair value in the notes to the financial statements. These amendments and additional disclosures became effective on January 1, 2012 and have been applied prospectively. The adoption of this new guidance did not have an impact on the Company’s financial condition, results of operations or cash flows. The additional disclosures required under these amendments are included in Note 7, “Fair Value of Financial Instruments.”

Recent Accounting Pronouncements

No accounting pronouncements relevant to the Company have been issued by the FASB but are not yet effective.

Note 3. Loans

The Company’s mortgage loans are secured by single family and multifamily real estate properties located primarily in California. Generally, the mortgage loans mature over periods of up to thirty years. At March 31, 2012, approximately 74% of mortgage loans (by carrying value) were secured by real estate properties located in California, compared to 75% at December 31, 2011. Future economic, political, natural disasters or other developments in California could adversely affect the value of mortgage loans. At March 31, 2012, 83% of single family loans contain an interest-only payment feature, compared to 84% at December 31, 2011. These loans generally have an interest-only term ranging between five and ten years.

The following table presents the gross principal, net unaccreted purchase accounting discount, net unaccreted discount on mortgage loans acquired from First Republic and carrying value of the mortgage loans at March 31, 2012 and December 31, 2011:

($ in thousands)	March 31, 2012	December 31, 2011
Single family mortgage loans
Unpaid principal balance	$335,808	$359,209
Net unaccreted purchase accounting discount	(3,028)	(3,447)
Net unaccreted discount on mortgage loans acquired from First Republic	(3,198)	(3,449)
Total	329,582	352,313
Multifamily mortgage loans
Unpaid principal balance	15,667	15,829
Net unaccreted purchase accounting discount	(304)	(382)
Total	15,363	15,447
Total carrying value of mortgage loans	344,945	367,760
Less:
Allowance for loan losses	(205)	(250)
Mortgage loans, net	$344,740	$367,510
Credit Quality

A loan is considered past due if the required principal and interest payment has not been received as of the day after such payment was due. The following tables present an aging analysis of loans and loans on nonaccrual status, by class, as of March 31, 2012 and December 31, 2011:

Loan Aging:
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
At March 31, 2012
Single family mortgage loans:
Non-impaired	$—	$—	$—	$—	$329,062	$329,062	$—	$42
Impaired	—	—	520	520	—	520	—	520
	—	—	520	520	329,062	329,582	—	562
Multifamily mortgage loans:
Non-impaired	—	—	—	—	15,363	15,363	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	15,363	15,363	—	—
Total	$—	$—	$520	$520	$344,425	$344,945	$—	$562

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
At December 31, 2011
Single family mortgage loans:
Non-impaired	$43	$—	$—	$43	$351,177	$351,220	$—	$—
Impaired	—	520	—	520	573	1,093	—	1,093
	43	520	—	563	351,750	352,313	—	1,093
Multifamily mortgage loans:
Non-impaired	—	—	—	—	15,447	15,447	—	—
Impaired	—	—	—	—	—	—	—	—
	—	—	—	—	15,447	15,447	—	—
Total	$43	$520	$—	$563	$367,197	$367,760	$—	$1,093

As part of its servicing responsibility, First Republic performs annual asset reviews of our larger multifamily loans. For loans that are downgraded or classified, First Republic’s Special Assets Committee reviews loan grades, reserves and accrual status on a quarterly or more frequent basis. First Republic’s internal loan grades apply to all loans and are as follows:

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

The following tables present the recorded investment in loans, by credit quality indicator and by class, at March 31, 2012 and December 31, 2011:

Credit Quality Indicators:
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2012
Single family mortgage loans:
Non-impaired	$325,593	$2,442	$1,027	$—	$329,062
Impaired	—	—	520	—	520
	325,593	2,442	1,547	—	329,582
Multifamily mortgage loans:
Non-impaired	15,363	—	—	—	15,363
Impaired	—	—	—	—	—
	15,363	—	—	—	15,363
Total	$340,956	$2,442	$1,547	$—	$344,945

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2011
Single family mortgage loans:
Non-impaired	$347,793	$2,400	$1,027	$—	$351,220
Impaired	—	—	1,093	—	1,093
	347,793	2,400	2,120	—	352,313
Multifamily mortgage loans:
Non-impaired	15,447	—	—	—	15,447
Impaired	—	—	—	—	—
	15,447	—	—	—	15,447
Total	$363,240	$2,400	$2,120	$—	$367,760

Allowance for Loan Losses

The Company’s allowance for loan losses is evaluated based on three classes of loans: (1) loans that are not impaired that are evaluated individually for impairment; (2) loans that are not impaired that are evaluated collectively for impairment and (3) loans that are impaired under ASC 310-10-35, “Receivables – Subsequent Measurement.”

Non-impaired loans evaluated individually for impairment are monitored to determine if these loans had experienced deterioration in credit quality based upon their payment status and loan grade. If deterioration in credit quality has occurred, the Company evaluates the estimated loss content in the individual loan as compared to the loan’s current carrying value, which includes any related discount or premium.

The Company evaluates certain loans collectively for estimated losses in accordance with ASC 450, “Contingencies,” based on groups of loans with similar risk characteristics that align with the portfolio segments. The Company uses a loss model that computes loss factors by portfolio segment based upon historical losses and current portfolio trends.

Loans that meet the Company’s definition of impairment are evaluated in accordance with ASC 310-10-35. If determined necessary, a specific reserve will be recorded for these loans.

The following tables present an analysis of the allowance for loan losses, segregated by impairment method and by portfolio, at the dates or for the periods indicated:

Allowance Rollforward:
($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At or for the Three Months Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$250	$—	$250
Reversal of provision	(45)	—	(45)
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$205	$—	$205

Ending balance: non-impaired loans evaluated individually for impairment	$115	$—	$115
Ending balance: non-impaired loans evaluated collectively for impairment	$90	$—	$90
Ending balance: impaired loans evaluated individually for impairment	$—	$—	$—

Loans:
Ending balance	$329,582	$15,363	$344,945
Ending balance: non-impaired loans evaluated individually for impairment	$261,277	$15,363	$276,640
Ending balance: non-impaired loans evaluated collectively for impairment	$67,785	$—	$67,785
Ending balance: impaired loans evaluated individually for impairment	$520	$—	$520

($ in thousands)	Single Family Mortgage Loans	Multifamily Mortgage Loans	Total
At or for the Three Months Ended March 31, 2011
Allowance for loan losses:
Beginning balance	$31	$—	$31
Provision	68	70	138
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$99	$70	$169

Ending balance: non-impaired loans evaluated individually for impairment	$—	$70	$70
Ending balance: non-impaired loans evaluated collectively for impairment	$68	$—	$68
Ending balance: impaired loans evaluated individually for impairment	$31	$—	$31

Loans:
Ending balance	$423,615	$17,267	$440,882
Ending balance: non-impaired loans evaluated individually for impairment	$355,420	$17,267	$372,687
Ending balance: non-impaired loans evaluated collectively for impairment	$68,134	$—	$68,134
Ending balance: impaired loans evaluated individually for impairment	$61	$—	$61

The following table presents allowance and nonaccrual ratios at the dates indicated:

($ in thousands)	At March 31, 2012	At December 31, 2011
Total loans at end of period	$344,945	$367,760
Ratios:
Allowance for loan losses to total loans	0.06%	0.07%
Allowance for loan losses to nonaccrual loans	36.5%	22.9%
Nonaccrual loans to total loans	0.16%	0.30%

Impaired Loans
The following tables present information related to impaired loans under ASC 310-10-35, disaggregated by class, at the dates indicated:

Impaired Loans:
	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2012
Single family mortgage loans	$520	$520	$520	$520	$—	$—	$—
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$520	$520	$520	$520	$—	$—	$—

	Total		With no related allowance recorded		With an allowance recorded
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011
Single family mortgage loans	$1,093	$1,121	$573	$601	$520	$520	$52
Multifamily mortgage loans	—	—	—	—	—	—	—
Total	$1,093	$1,121	$573	$601	$520	$520	$52

The Company had one impaired loan at March 31, 2012. In April 2012, the underlying collateral of this impaired loan was sold and the proceeds received by the Company were in excess of the recorded investment of the loan.

The following table presents the average recorded investment of impaired loans and interest income recognized on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2012		2011
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family mortgage loans	$948	$—	$61	$—
Multifamily mortgage loans	—	—	—	—
Total	$948	$—	$61	$—

The following table presents interest income related to nonaccrual loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Actual interest income recognized	$—	$—
Interest income under original terms	$7	$1
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

As of March 31, 2012, there were no nonperforming restructured loans. As of March 31, 2012, the Company had one restructured performing single family loan with a carrying value of $573,000 that was modified in a troubled debt restructuring during 2011. This restructured loan was subsequently paid off in April 2012. As of December 31, 2011, this restructured loan was impaired and nonperforming.

There were no new troubled debt restructurings during the three months ended March 31, 2012. The Company evaluates restructured loans for impairment under ASC 310-10-35. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve and be measured under the same criteria as all other impaired loans.

Note 4. Related Party Transactions

The Company’s related party transactions include the acquisition of mortgage loans from First Republic, loan servicing fees paid to First Republic and advisory fees paid to First Republic. The following tables present the Company’s related party transactions at the dates or for the periods indicated:

($ in thousands)	At March 31, 2012	At December 31, 2011
Cash and cash equivalents deposited with First Republic	$30,553	$62,050
Advisory fees payable to First Republic	$25	$25

	Three Months Ended March 31,
($ in thousands)	2012	2011
Mortgage loans acquired from First Republic
Gross principal	$—	$67,935
Net unearned premium	—	199
Total mortgage loans acquired	$—	$68,134

Interest income on deposit account with First Republic	$21	$95
Loan servicing fee expense	$229	$241
Advisory fee expense	$25	$25

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

The Company pays advisory fees to First Republic under an advisory agreement pursuant to which First Republic administers the day-to-day operations of the Company. First Republic is responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from, and principal payments on, the Mortgage Assets, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets; (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT and (iv) performing financial reporting and internal control duties required for all public companies. The advisory agreement is renewable on an annual basis. The advisory fees were $100,000 per annum for 2012 and 2011, payable in equal quarterly installments. The Company had advisory fees payable to First Republic of $25,000 at March 31, 2012 and December 31, 2011.

At December 31, 2011, First Republic owned 25,410 shares of the Company’s 10.50% Noncumulative Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), with a liquidation preference value of $25.4 million. On February 28, 2012, the Company redeemed all of its outstanding shares of Series A Preferred Stock. The aggregate amount paid to First Republic in connection with the redemption of the Series A Preferred Stock was the sum of: (i) the liquidation preference of $25.4 million, (ii) the redemption premium of approximately $500,000, and (iii) the amount of accrued and unpaid dividends of approximately $400,000.

Note 5. Preferred Stock

At March 31, 2012, the Company was authorized to issue 15,000,000 shares of preferred stock, of which 2,400,000 shares were outstanding at March 31, 2012 and 2,455,000 shares were outstanding at December 31, 2011. The Company has issued and outstanding shares for each of the following series of preferred stock, par value $0.01 per share, at March 31, 2012 and December 31, 2011:

(in thousands, except share amounts)	March 31, 2012	December 31, 2011
Series A — 55,000 shares authorized, issued and outstanding at December 31, 2011	$—	$55,000
Series D — 2,400,000 shares authorized, issued and outstanding	60,000	60,000
Total preferred stock	$60,000	$115,000

In June 1999, the Company issued 55,000 shares of Series A Preferred Stock. The Company’s proceeds from this issuance were $55.0 million; First Republic paid all expenses of the offering, including underwriting commissions and discounts.

On January 27, 2012, the Company issued a notice to redeem all of its outstanding shares of Series A Preferred Stock. The redemption occurred on February 28, 2012. The total amount paid in connection with the redemption of the Series A Preferred Stock equaled the sum of: (i) the aggregate liquidation preference of $55.0 million, (ii) the aggregate redemption premium of $1.2 million, and (iii) the aggregate amount of accrued and unpaid dividends of approximately $930,000.

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

Upon the occurrence of an adverse change in relevant tax laws, the Company will have the right to redeem its preferred stock, in whole (but not in part). Upon such an event, the liquidation preference for the Series D Preferred Stock is $25 per share plus the quarterly dividend thereon accrued through the date of redemption for the dividend period in which the redemption occurs.

Except under certain limited circumstances, the holders of the Company’s preferred stock have no voting rights.

The following table presents the dividends on Series A and D Preferred Stock and the redemption premium on Series A Preferred Stock for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Dividends:
Series A Preferred Stock	$930	$1,444
Series D Preferred Stock	1,088	1,087
Total dividends on preferred stock	2,018	2,531
Redemption premium on Series A Preferred Stock	1,155	—
Total	$3,173	$2,531

Dividends on the Company’s preferred stock are payable if, when and as authorized by the Board of Directors. If the Board of Directors does not authorize a dividend on any series of preferred stock for any respective dividend period, holders of each series of preferred stock will not be entitled to be paid that dividend later or to recover any unpaid dividend whether or not funds are, or subsequently become, available. The Board of Directors, in its business judgment, may determine that it would be in the best interest of the Company to pay less than the full amount of the stated dividend on each series of preferred stock for any dividend period. However, to remain qualified as a REIT, the Company must distribute annually at least 90% of its taxable income to stockholders. The Company’s taxable income excludes accretion of purchase accounting loan discounts, provision for loan losses (net of loan charge-offs), and is calculated after the deduction for dividends paid on preferred stock. Generally, the Company cannot pay dividends on common stock for periods in which less than full dividends are paid on each series of preferred stock.

Note 6. Common Stock

At March 31, 2012, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.01 per share, of which 30,538,277 shares were outstanding. The Company issued no common stock for the three months ended March 31, 2012 and March 31, 2011.

The holder of common stock is entitled to receive dividends if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid for the full year. The Company expects to pay the holder of common stock an amount of dividends that when aggregated with the dividends paid to holders of the preferred stock is not less than 90% of the Company’s taxable income in order to remain qualified as a REIT. The Company did not declare dividends on its common stock during the three months ended March 31, 2012 and March 31, 2011.

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

Fair Value Hierarchy

Under ASC 820, “Fair Value Measurements and Disclosures,” the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Under ASC 820, the Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy of ASC 820.

Following is a description of valuation methodologies used for estimating fair value for financial instruments not recorded at fair value. Although management uses its best judgment in estimating fair value, there are inherent weaknesses in any estimates that are made at a discrete point in time based on relevant market data, information about the financial instruments and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. The Company has not adjusted fair values to reflect changes in market conditions subsequent to March 31, 2012 and December 31, 2011; therefore, estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

Cash and Cash Equivalents: The carrying value approximates the estimated fair value.

Mortgage Loans: The carrying amount of mortgage loans is net of unaccreted purchase accounting discounts, discounts or premiums on loans purchased and the allowance for loan losses. To estimate fair value of mortgage loans, which are primarily adjustable rate and intermediate-fixed rate real estate secured mortgages, the Company segments each loan collateral type into categories based on fixed or adjustable interest rate terms (index, margin, current rate and time to next adjustment), maturity and estimated credit risk.

The Company bases the fair value of single family mortgage loans on market prices adjusted for estimated credit risk. The fair value of multifamily mortgage loans are primarily based upon prices of loans with similar terms obtained by or quoted to the Company and adjusted for estimated credit risk. Assumptions regarding liquidity risk and credit risk are judgmentally determined using available internal and market information.

For the fair value of nonaccrual loans and certain other loans, the Company considers the individual characteristics of the loans, including delinquency status and the results of First Republic’s internal loan grading process.

The following table presents the carrying values, estimated fair values and the levels in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012:

	March 31, 2012
	Carrying Value	Fair Value
($ in thousands)		Level 1	Level 2	Level 3
Cash and cash equivalents	$30,553	$30,553	$—	$—
Mortgage loans, net:
Single family mortgage loans	329,377	—	333,193	—
Multifamily mortgage loans	15,363	—	—	15,583

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011:

	December 31, 2011
($ in thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$62,050	$62,050
Mortgage loans, net	$367,510	$370,653

Note 8. Subsequent Events

The Company evaluated the effects of events that have occurred subsequent to the three months ended March 31, 2012. There have been no material subsequent events that would require recognition in the Company’s financial statements as of or for the three months ended March 31, 2012 or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This discussion summarizes the significant factors affecting our financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012. This discussion is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim financial statements, accompanying notes and tables included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

For the tax year ending December 31, 2012, we expect to be taxed as a real estate investment trust (“REIT”), and intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our taxable income to stockholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. Currently, we believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could”, “may,” “predicts,” “potential,” “should,” “will,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2011 Form 10-K. Forward-looking statements involving such risks and uncertainties include, but are not limited to, statements regarding:

•	Projections of loans, assets, liabilities, revenues, expenses, tax liabilities, net income, liquidity, dividends, capital structure or other financial items;

•	The possibility of earthquakes and other natural disasters affecting the markets in which we operate;

•	Interest rates and credit risk;

•	Descriptions of plans or objectives of management for future operations, products or services;

•	First Republic Bank’s (“First Republic’s”) ability to maintain and follow high underwriting standards;

•
Forecasts of future economic conditions generally and in our market areas in particular, which may affect the ability of borrowers to repay their loans and the value of real property or other property held as collateral for such loans;

•	Geographic concentration of our loan portfolio;

•	Future provisions for loan losses, increases in nonperforming assets and our allowance for loan losses;

•	The regulatory environment in which we operate, our regulatory compliance and future regulatory requirements;

•	Proposed legislative and regulatory action affecting us and the financial services industry; and

•	Descriptions of assumptions underlying or relating to any of the foregoing.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report and our 2011 Form 10-K. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Results of Operations

Overview

Net income was $3.8 million for the first quarter of 2012, compared to $4.2 million for the first quarter of 2011. The decrease was primarily due to a decrease in interest income resulting from lower average loan balances, partially offset by a decrease in the provision for loan losses.

The ratio of earnings to fixed charges was 1.21x for the first quarter of 2012, compared to 1.67x for the first quarter of 2011. The decrease in this ratio was primarily due to the redemption premium paid on the 10.50% Noncumulative Series A Preferred Stock (“Series A Preferred Stock”) and lower interest income resulting from lower average loan balances. Payments to preferred stockholders for dividends and the redemption premium were 100% of fixed charges.

Total Interest Income

Total interest income was $3.9 million for the first quarter of 2012, compared to $4.5 million for the first quarter of 2011. The decrease was primarily due to lower average loan balances and lower coupon rates, partially offset by higher loan discount accretion. The following table presents the average balances, interest income (which includes discount accretion and premium amortization on loans) and yields on our interest-earning assets for the periods indicated:

	Three Months Ended March 31,
	2012				2011
($ in thousands)	Average Balance	Interest Income	Yield	Contractual Yield	Average Balance	Interest Income	Yield	Contractual Yield
Loans	$356,538	$3,891	4.36%	3.45%	$381,838	$4,416	4.63%	3.97%
Cash and cash equivalents	53,409	21	0.16%	0.16%	77,151	95	0.50%	0.50%
Total interest-earning assets	$409,947	$3,912	3.81%	3.03%	$458,989	$4,511	3.93%	3.40%
All of our loan yields in the above table are presented net of servicing fees retained by First Republic.

Interest Income

Interest income on mortgage loans was $3.9 million for the first quarter of 2012, compared to $4.4 million for the first quarter of 2011. The decrease was primarily due to lower average loan balances and lower coupon rates, partially offset by higher discount accretion.

Interest income on mortgage loans includes accretion of loan discounts established in purchase accounting and accretion/amortization of loan discounts/premiums associated with purchased loans from First Republic, which partially offset the decrease in the contractual yield on loans. The average yield on loans, including loan discount accretion and premium amortization, was 4.36% for the first quarter of 2012, compared to 4.63% for the first quarter of 2011.

Excluding the impact of accretion/amortization, the contractual yield was 3.45% for the first quarter of 2012, compared to 3.97% for the first quarter of 2011. The net accretion of loan discounts was $748,000 for the first quarter of 2012, compared to $523,000 for the first quarter of 2011. The increase was due to higher loan repayments. The total net unaccreted purchase accounting discount was $3.3 million at March 31, 2012, compared to $3.8 million at December 31, 2011 and $5.0 million at March 31, 2011. The net unaccreted discount on loans purchased from First Republic was $3.2 million at March 31, 2012, compared to $3.4 million at December 31, 2011 and $4.6 million at March 31, 2011.

The weighted average net coupon rate on mortgage loans was 3.48% at March 31, 2012, compared to 3.54% at December 31, 2011. The decrease in the average net coupon rate at March 31, 2012 compared to December 31, 2011 is primarily due to a decrease in interest rates on adjustable rate mortgage (“ARM”) loans indexed to the Monthly Eleventh District Cost of Funds Index (“COFI”), which represent 41% of the portfolio at March 31, 2012.

Interest income on mortgage loans is reduced for loan servicing fees that First Republic retains. The annual servicing fee is 25 basis points on the gross average outstanding principal balance of the mortgage loans that First Republic services. Loan servicing fees were $229,000 for the first quarter of 2012 and $241,000 for the first quarter of 2011. The decrease in loan servicing fees for the first quarter of 2012 was consistent with the decrease in average loan balances.

Interest income on cash and cash equivalents was $21,000 for the first quarter of 2012, compared to $95,000 for the first quarter of 2011. The decrease for the first quarter of 2012 was primarily due to lower average balances and average yields. The average yield on cash and cash equivalents decreased to 0.16% for the first quarter of 2012, compared to 0.50% for the first quarter of 2011. The decrease in the average yield on cash and cash equivalents was primarily due to lower market rates of interest.

Provision for Loan Losses

The reversal of provision for loan losses was $(45,000) for the first quarter of 2012, compared to a provision for loan losses of $138,000 for the first quarter of 2011. The decrease in provision in the first quarter of 2012 was primarily due to the reversal of provision related to one impaired loan for which the proceeds from the sale of the underlying collateral in April 2012 exceeded the recorded investment of the loan.

Operating Expense

We incur advisory fee expenses payable to First Republic pursuant to an advisory agreement with First Republic for services that First Republic renders on our behalf. Advisory fees were $100,000 per annum for 2012 and 2011. The amount of annual advisory fees is approved by our Board of Directors on an annual basis.

General and administrative expenses consisted primarily of audit fees, rating agency fees, exchange listing fees, legal and professional fees, director fees and other stockholder costs. Total general and administrative expenses were $92,000 for the first quarter of 2012 and $125,000 for the first quarter of 2011. The decrease in general and administrative expenses was mainly due to lower professional fees.

Financial Condition

Cash and Cash Equivalents

At March 31, 2012 and December 31, 2011, cash and cash equivalents consisted primarily of a money market account held at First Republic.

Mortgage Loans

The loan portfolio at March 31, 2012 and December 31, 2011 consisted of both single family and multifamily mortgage loans acquired from First Republic. We anticipate that in the future we will continue to acquire all of our loans from First Republic.

We purchased from First Republic single family loans with a period of interest-only payments. Underwriting standards for all such loans have required a high level of borrower net worth, substantial post-loan liquidity, excellent credit scores and significant down payments. At March 31, 2012, approximately $278.6 million of loans, or 83% of our single family loan portfolio, allowed interest-only payments, compared to $300.9 million, or 84% of our single family loan portfolio at December 31, 2011. These loans generally have an initial interest-only term of between five and ten years and had a weighted average remaining interest-only term of 6.5 years at March 31, 2012. These interest-only loans had an average loan-to-value (“LTV”) ratio at March 31, 2012 of approximately 56%, based on appraised value at the time of origination. None of our interest-only home loans had an LTV ratio at origination of more than 80%.

Currently, we do not purchase loans containing provisions for the negative amortization of principal; however, a limited amount of such loans exist in our loan portfolio. At March 31, 2012 and December 31, 2011, loans with the potential for negative amortization were $3.0 million, or 0.9% and 0.8% of the unpaid principal balance of the total loan portfolio, at each respective period end. None of these loans had increases in principal balance and there was no interest that has been added to the principal of such negative amortization loans at March 31, 2012 and December 31, 2011.

We place a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, except for any single family loan that is well secured and in the process of collection, or when we determine that the ultimate collection of all contractually due principal or interest is unlikely. We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan purchase and servicing agreement. Nonaccrual mortgage loans are generally considered impaired. We measure impairment of a loan that is collateral dependent based on the fair value of the underlying collateral, net of selling costs. If the fair value of the collateral is less than the recorded investment in the loan, we recognize impairment by recording a charge-off or creating a valuation allowance. See Note 3 “Loans” to “Item 1. Financial Statements” for a discussion of our nonaccrual loans and allowance for loan losses.

We do not purchase single family mortgage loans with the characteristics generally described as “subprime” or “high cost.” Subprime loans are typically made to borrowers with little or no cash reserves and poor or limited credit. Often, subprime loans are underwritten using limited documentation. At March 31, 2012, our mortgage loans had a weighted average credit score of 765 (as of the date of origination), and were underwritten using full documentation.

Vintage Analysis

The following table presents a vintage analysis of mortgage loans (by carrying value) at March 31, 2012 by year of origination:

($ in thousands)	Year Originated	Balance	% of Total Loans	Average Credit Score	Average LTV
Single family mortgage loans	2011	$12,167	4%	759	54%
	2010	55,618	16	761	59
	2009	160,145	47	769	56
	2005	11,457	3	778	66
	2004	24,697	7	765	57
	2003	24,690	7	766	57
	2002	15,341	5	760	57
	2001	4,424	1	727	51
	2000 and prior	21,043	6	754	58
Total		329,582	96	765	57
Multifamily mortgage loans	2004	1,403	—		66
	2003	8,708	3		56
	2002	3,588	1		69
	2000 and prior	1,664	0		61
Total		15,363	4		60
Total mortgage loans		$344,945	100%		57%

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

The following table presents an analysis of mortgage loans (by carrying value) at March 31, 2012 by property type and geographic location:

	San Francisco Bay Area	New York Metro Area	Los Angeles Area	San Diego Area	Boston Area	Other California Areas		Total
($ in thousands)							Other	Amount	%
Single family	$185,599	$52,001	$40,811	$11,659	$9,442	$3,642	$26,428	$329,582	96%
Multifamily	13,137	793	850	583	—	—	—	15,363	4%
Total	$198,736	$52,794	$41,661	$12,242	$9,442	$3,642	$26,428	$344,945	100%
Percent by location	58%	15%	12%	3%	3%	1%	8%	100%

At March 31, 2012, approximately 74% of mortgage loans were secured by real estate properties located in California. Future economic, political, natural disasters or other developments in California could adversely affect the value of the loans secured by real estate.

Liquidity and Capital Resources

Our principal liquidity needs are to pay dividends and to fund the acquisition of additional mortgage loans or other qualifying REIT assets (collectively the “Mortgage Assets”) as borrowers repay mortgage loans and, from time to time, redeem preferred stock. We intend to fund the acquisition of additional mortgage loans with the proceeds from principal payments on mortgage loans. Proceeds from interest payments will be reinvested until used for the payment of operating expenses and dividends. We do not anticipate that we will have any other material capital expenditures. The cash generated from interest and principal payments on Mortgage Assets is expected to provide sufficient funds for operating requirements and dividend payments in accordance with the requirements to be taxed as a REIT for the foreseeable future.

On February 28, 2012, the Company redeemed all of its outstanding shares of Series A Preferred Stock. The total amount paid in connection with the redemption of the Series A Preferred Stock was approximately $56.2 million for the liquidation preference plus the redemption premium and approximately $930,000 for accrued and unpaid dividends. The redemption payment was made from the Company’s existing cash balances.

We do not have any significant off-balance sheet arrangements or contractual obligations.

Current Accounting Developments

No accounting pronouncements relevant to us have been issued by the Financial Accounting Standards Board but are not yet effective.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures for contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for loan losses, interest rate risk, contingencies and litigation. We base the estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our accounting policies related to the allowance for loan losses, refer to “Critical Accounting Policies and Estimates” in Item 7 of our 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

We service fixed-rate dividend obligations to preferred stockholders and operating expenses by the collection of interest income from mortgage loans. To meet dividend payments, historically, we have maintained an average interest-earning asset balance of at least two times the liquidation preference of our outstanding preferred stock. Our earnings to fixed charges ratio was 1.21x for the first quarter of 2012, compared to 1.67x for the first quarter of 2011.

The yield on total interest-earning assets decreased 12 basis points to 3.81% for the first quarter of 2012, compared to 3.93% for the first quarter of 2011. The decrease in yield was primarily due to declining market rates of interest. The yield on loans decreased 27 basis points for the first quarter of 2012 compared to the first quarter of 2011 primarily due to declining market interest rates, offset by an increase in the accretion of loan discounts. Excluding the net discount accretion, the average net contractual yield on loans decreased 52 basis points for the first quarter of 2012 compared to the first quarter of 2011.

The unpaid principal balance of ARM loans was $176.9 million, or 51% of mortgage loans, at March 31, 2012 and $184.6 million, or 50% of mortgage loans, at December 31, 2011. The weighted average remaining contractual maturity of mortgage loans was 25 years at March 31, 2012 and December 31, 2011. For ARMs, the timing of changes in the average net coupon rate depends on the underlying interest rate index, the timing of changes in the index and the frequency of adjustments to the loan rate. The weighted average net coupon rate for ARMs was 2.77% at March 31, 2012, representing a decrease of 5 basis points from 2.82% at December 31, 2011.

For intermediate-fixed and fixed-rate loans, the balance at March 31, 2012 was $168.1 million, or 49% of total mortgage loans, representing a decrease from $183.1 million at December 31, 2011, or 50% of total mortgage loans. The weighted average coupon rate for intermediate-fixed rate loans was 4.14% at March 31, 2012, a decrease of 2 basis points from 4.16% at December 31, 2011. The weighted average net coupon rate for fixed-rate loans was 5.76% at March 31, 2012 and 5.74% at December 31, 2011.

The following table presents an analysis of mortgage loans at March 31, 2012 by interest rate type:

($ in thousands)	Balance	Net Coupon (1),(2)	Months to Next Reset (1)	% of Total Loans
ARM loans: (3)
COFI	$142,539	2.89%	1	41%
CMT (4)	10,946	2.49	7	3
LIBOR (5)	23,367	2.14	1	7
Total ARMs	176,852	2.77	1	51
Intermediate-fixed:
12 months to 36 months	147,370	4.20	31	43
37 months to 60 months	12,261	3.38	51	4
Total intermediate-fixed	159,631	4.14	32	47
Total adjustable rate loans	336,483	3.43	16	98
Fixed-rate loans	8,462	5.76		2
Total loans	$344,945	3.48%		100%
 __________________

(1)	Weighted average.

(2)	Net of servicing fees retained by First Republic.

(3)	Includes loans with reset periods of 12 months or less.

(4)	One-Year Constant Maturity Treasury.

(5)	London Interbank Offered Rate.

The following table presents maturities or interest rate adjustments based upon contractual repricing and maturities, adjusted for estimated prepayments, as of March 31, 2012:

($ in thousands)	6 Months or Less	> 6 to 12 Months	> 1 to 3 Years	> 3 to 5 Years	> 5 Years	Not Rate Sensitive	Total
Cash and cash equivalents	$30,553	$—	$—	$—	$—	$—	$30,553
Loans, net	195,798	24,300	117,567	6,688	387	—	344,740
Other assets	—	—	—	—	—	1,052	1,052
Total assets	226,351	24,300	117,567	6,688	387	1,052	$376,345
Other liabilities	—	—	—	—	—	60	$60
Stockholders’ equity	—	—	—	—	—	376,285	376,285
Total liabilities and equity	—	—	—	—	—	376,345	$376,345
Repricing gap — positive (negative)	$226,351	$24,300	$117,567	$6,688	$387	$(375,293)
Cumulative repricing gap:
Dollar amount	$226,351	$250,651	$368,218	$374,906	$375,293
Percent of total assets	60.1%	66.6%	97.8%	99.6%	99.7%

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities and Exchange Commission (“SEC”) rules, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Our management, including our chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently involved in nor, to our knowledge, currently threatened with any material legal proceedings.

Item 1A. Risk Factors.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Any of the risks described in our 2011 Form 10-K or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2012, the Company submitted for filing the Restated Articles of Incorporation with the Secretary of State of Nevada. The form of Restated Articles of Incorporation is attached hereto as Exhibit 3.1. The Restated Articles of Incorporation include amendments which were filed on (1) November 29, 2010, related to an increase in the authorized shares of common stock from 75 million to 100 million, and (2) April 10, 2012, related to the redemption, cancellation, and withdrawal of the 10.50% Noncumulative Series A Preferred Stock.

Item 6. Exhibits.

3.1	Restated Articles of Incorporation of First Republic Preferred Capital Corporation.

12	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^
The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012 formatted in Extensible Business Reporting Language (XBRL):

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
FIRST REPUBLIC PREFERRED CAPITAL CORPORATION

Date:	May 10, 2012	By:	/s/ WILLIS H. NEWTON, JR.
Willis H. Newton, Jr.
Vice President,
Chief Financial Officer,
Director
(Principal Financial Officer)

Date:	May 10, 2012	By:	/s/ MICHAEL J. ROFFLER
Michael J. Roffler
Vice President,
Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS
Exhibit

Number	Exhibit Title

3.1	Restated Articles of Incorporation of First Republic Preferred Capital Corporation.

12	Statement of Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^
The following materials from the First Republic Preferred Capital Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012 formatted in Extensible Business Reporting Language (XBRL):

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